Form 10-K
period 1996-06-30
BACHMAN INFORMATION SYSTEMS INC /MA/
filed 1996-09-30
CIK 880229

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         -------------------------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                     For the Fiscal Year Ended June 30, 1996

                         Commission File Number 0-19682

                             CAYENNE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

            Massachusetts                                   04-2784044
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                          8 New England Executive Park
                         Burlington, Massachusetts 01803
                         Telephone Number (617) 273-9003

                         -------------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $0.01 PAR VALUE

                 Name of each exchange on which registered: none

                         -------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X. No    .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes    No X.

         As of September 23 1996, there were 17,631,445 shares outstanding of the registrant's common stock, $0.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $64,770,746.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III is incorporated by reference into the definitive Proxy Statement for the Special Meeting in Lieu of Annual Meeting of Stockholders of the Company to be held November 20, 1996, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1996.

                             CAYENNE SOFTWARE, INC.

                          1996 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I

                                                                                   Page

Item 1.  Business ............................................................        3

Item 2.  Properties ..........................................................       17

Item 3.  Legal Proceedings ...................................................       18

Item 4.  Submission of Matters to a Vote of Security Holders .................       18


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters       19

Item 6.  Selected Financial Data .............................................       20

Item 7.  Management's Discussion and Analysis of Financial Condition

         and Results of Operations ...........................................       21

Item 8.  Financial Statements and Supplementary Data .........................       34

Item 9.  Changes in and Disagreements with Accountants

         on Accounting and Financial Disclosure ..............................       51


                                    PART III

Item 10. Directors and Executive Officers of the Registrant ..................       51

Item 11. Executive Compensation ..............................................       51

Item 12. Security Ownership of Certain Beneficial Owners and Management ......       51

Item 13. Certain Relationships and Related Transactions ......................       51


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....       52

Signatures ...................................................................       55

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Cayenne Software, Inc. (formerly Bachman Information Systems, Inc.) ("Cayenne(TM)" or the "Company"), organized as a corporation in 1983, develops, markets and supports a comprehensive suite of software products and services. Fortune 1000 companies and government agencies around the world use Cayenne products as they develop, implement, and maintain enterprise-wide, business-critical information systems. Cayenne's products are designed around an innovative open architecture that enables organizations to create applications that integrate diverse information sources into new high-performance computing environments, to modify applications as business and technology change, and to run those applications on a variety of platforms. Cayenne's approach to reusability and its open architecture directly support mainframe and client/server development and facilitates technology partnerships with other leading software vendors.

         Cayenne targets its products to Fortune 1000 companies, government agencies, and organizations of similar size throughout the world that use workstations, mid-range and mainframe computers and relational database management systems for data-intensive applications.

         As the Company continues to make the transition from providing tools focused solely on mainframe application development to supporting customers' needs for a more open and flexible set of solutions aimed at the growing client/server market, it faces many challenges. Since fiscal 1993, the Company has sought to address some of these challenges and, during fiscal 1995 and 1996, the Company introduced additional products targeted at the client/server market. The Company plans to continue to enhance its product offerings through development efforts, strategic alliances and acquisitions to improve its competitive position. The actions necessary to execute this transition have had an adverse effect on the Company's operating results during fiscal 1996, 1995 and 1994.

         In July, 1996, the Company acquired Cadre Technologies Inc. ("Cadre") thereby expanding its product offerings and customer base. Cadre develops, markets and supports software tools for the creation of complex computer software. Most of the products sold by Cadre help to automate the process of requirements analysis and software design by groups of software engineers. Customers use the tools to capture, traverse, and analyze abstract models of the system to be built. These models assist users, and sometimes their customers, in understanding a software system, planning its implementation and making engineering trade-offs. Additional Cadre products address document generation, model configuration management, software construction, and the "reverse engineering" (understanding) of existing software.

         Cadre's customers are generally developers of complex software systems, in both the information system ("IS") and the "technical" sectors. While most of Cadre's current customers consider themselves in the technical sector, the Company expects a shift toward IS customers as it concentrates on "object-oriented" ("OO") technology. The Company's strategy is to maintain Cadre's position as a leading provider of tools to the technical market, while introducing new products and enhancements for Cadre's OO product line.

ACQUISITIONS

         On July 18, 1996, the Company completed its acquisition of Cadre under an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 25, 1996 by and among the Company, Cadre and B.C. Acquisition Corp. ("Acquisition Corp"), a wholly-owned subsidiary of the Company. The Merger Agreement provided that upon the terms and subject to the conditions specified therein that, effective on the closing, Acquisition Corp. would be merged with and into Cadre, the separate corporate existence of Acquisition Corp. would cease, and Cadre would continue as the surviving corporation in the merger and as a wholly-owned subsidiary of the Company. The acquisition will be accounted for as a "pooling of interests" beginning the first quarter of fiscal 1997. Pursuant to the Merger Agreement, the amount of Company shares of common stock issued was 4,716,442 and the exchange ratio was determined to be 0.3088 Company share for each outstanding Cadre share. The fair market value of a share of the Company's common stock at the time of the merger was $5.625 per share. Stratagem Partnering Inc. acted as the Company's financial advisor in connection with the Cadre acquisition.

INDUSTRY BACKGROUND

         Organizations have found in recent years that good information systems supporting well-designed business processes can provide a substantial competitive edge. The growth of business process re-engineering is an attempt to re-think business processes and work flow from the ground up in order to achieve the dramatic improvements in productivity required to reduce costs, improve service to customers and gain competitive advantage. This re-thinking of the business process creates challenges for IS professionals by creating many new processes to support, and by rendering existing systems partially or completely obsolete. As a result, there is an increasing demand for new application development as well as a need for better integration among existing information resources.

         While in the past a majority of information-intensive applications were built using large, centralized mainframe computers (such as those built by IBM), with mainframe database management technology and very simple user interaction, the proliferation of personal computers, networks and related technology over the last ten to fifteen years has made a variety of new computing configurations possible. New technologies promise systems that are easier to use and provide better real-time access to information. After an initial investment, they also promise a more rational cost structure over time.

         Today, several very different types of technology coexist in large organizations, each serving the needs of a specific user constituency. This diversity of technology creates serious challenges for information systems professionals, as they work to build new applications, maintain older mainframe "legacy" applications, incorporate new client/server and communications technology, integrate a variety of databases and applications for improved access, and grow staff skills to meet overall requirements. To alleviate some of these pressures, recent technology developments have emphasized systems of hardware and software that are scalable, meaning they can be sized to meet the small or large demands of the organizational units they support. Scalable systems allow growing organizations to build on the investment they have made in infrastructure and staff development, adding capacity incrementally, rather than acquiring an entirely new system that might be very different from its predecessor.

         The primary goal of these changes is to make the organization more productive by making more information available to the people who need it. This improves the organization's ability to conduct its business. A related goal is to create a more flexible infrastructure in which incremental growth results in incremental cost, not a complete system redesign.

         With the acquisition of Cadre, the Company has entered into an additional industry segment focused on the creation and maintenance of complex software systems, the problem addressed by Computer Aided Software Engineering ("CASE") products. During the 1970's, a number of "structured" techniques and methods were invented to replace earlier ad-hoc approaches to software development. The analysis and design (as opposed to implementation) techniques emphasize the building of abstract models to assist in the understanding, planning, and implementation of a system. The rationale for modeling is the same in software as it is in any engineering discipline; money and effort are saved if problems are identified and dealt with early in the engineering process.

         STRUCTURED ANALYSIS AND STRUCTURED DESIGN. In the early eighties, networks of computer workstations made it feasible to partially automate the capture, traversal, and analysis of engineering models by work groups. This technology was rapidly adopted in the civil, mechanical, and electrical engineering domains. The CASE market expanded quickly in the mid-to late-eighties, as did the number of companies formed to service it. The high end of the market, with its multi-user networked UNIX engineering workstation solution, found a home in technically-oriented organizations, such as those in telecommunications, aerospace and defense. The other end of the market focused on single-user, personal computer ("PC") based products. These found early success in corporate IS organizations, where PCs were widely used.

         The IS CASE market declined in the early nineties for a number of reasons. While the IS software development market is large, commitment to structured methods (and the attendant engineering discipline) was weak. Some CASE companies made claims which the products were unable to deliver and soured the market. Others were slow to respond to technology changes such as the shift to client-server application development and object orientation (discussed further below). The decline resulted in a number of market leaders closing or being acquired. The technical market, where Cadre derived the majority of its business, was affected by the contraction and consolidation in the defense industry. Consequently, Cadre diversified its product line into the software development process, including debugging, measurement and verification tools.

         OBJECT ORIENTED TECHNOLOGY. In the meantime, the software development community began to experiment with "object-oriented" technology, and in particular, OO analysis, design and implementation techniques. The structured techniques mentioned previously generally partition a system purely along functional lines, i.e. in terms of what the system does. The OO approach partitions a system into "objects," where each object encapsulates information and those functions that operate on that information. The benefit of the OO approach is that systems partitioned this way are more robust, more amenable to change, and the objects are easier to reuse in other systems.

         Cadre started selling its first OO analysis and design products (based on the method of developing software created by Shlaer-Mellor) in 1989. When market momentum began to build around a related method called the Object Modeling Technique ("OMT"), Cadre initially entered the market by reselling an OMT product in 1993. This was replaced by the OMT tool developed by Westmount Technology B.V., acquired by Cadre in 1995. As the structured tools market matures, the Company expects a transition to the OMT tool and related products. These products run on both UNIX-based platforms and Windows 95 and NT-based platforms.

THE TRANSITION TO CLIENT/SERVER COMPUTING

         New technology configurations combine personal computers, from which information or processing is requested by users or "clients", with small, medium, or large "server" machines that service those requests for information or processing, and often perform additional tasks that are triggered by these requests. The desired result is a network of information stores that contains the knowledge base of the business (sometimes called an "information warehouse"), and is queried and updated by a variety of applications that serve specific departments and goals. This type of configuration is loosely referred to as "client/server" computing.

         Centralized IS groups have become accustomed over time to the issues and strategies which arise when a large amount of data must be managed and a large number of users supported. Concerns about controlled access, controlled redundancy, management of application changes, large team development, application performance and system documentation have been part of the IS specialist's role for quite some time. Smaller departmental computing groups can sometimes be unaware of the implications of under managing these issues, and unaware of the techniques that can help control risk, if they have not had to confront the problems that can result when such controls are not in place.

         Today, forward-thinking organizations seek to combine the best of all worlds, and apply the new, productive tools that have been created for rapid development of small applications to larger, more ambitious, mission-critical projects. At the same time, IS specialists in these organizations want to ensure that applications, corporate data, and the infrastructure that supports them are treated as important corporate assets and managed with the necessary controls.

APPLICATION DEVELOPMENT STRATEGIES

         In the past, companies that have worked to provide state-of-the art application development products have seemed to focus on one or the other of these worlds -- automation of the rapid application development ("code it and go") approach, or automation of the techniques pioneered by early methodologists in largely mainframe environments. Again, the trend had been toward diverse techniques being used in organizations and projects of different sizes or technologies. But Cayenne and many of Cayenne's customers see significant value in creating a scalable development approach, one that provides the productivity of rapid, visual development with the reliability of a robust environment. Some techniques commonly associated with mainframe-oriented development in the past, such as data and process modeling, automated database design, and performance analysis, can be applied with equal success to the development of client/server applications; they need only be adapted to the characteristics of specific technology environments.

         As IS organizations seek productivity tools that will help them make these difficult transitions, they prefer to work with vendors who understand their special challenges. In exploring the various tools available to them, they are confronted by a wide variety of claims, prices, and function. Cayenne believes it can provide a unique and critical service as a company that understands the challenges of both the traditional IS environment and the new technologies and methods.

         Many organizations have recently invested heavily in the hardware and connectivity infrastructures that will form the foundation of their new client/server systems. Components of these infrastructures include computers, network-related hardware and software, database management systems, gateways, and other enabling technologies. These organizations are now turning their attention to the applications that will be built using this new technology infrastructure, and which will support the newly-designed business processes.

         Applications fall into several different categories, based on their complexity and on the user constituency they serve. Cayenne focuses on solutions that enable development, deployment, and maintenance of the more complex applications that impact multiple departments or the entire enterprise.

         Many of these applications are considered to be "business-critical," meaning that their continued operation and effectiveness is critical to the execution of day-to-day business. Many other application development tools on the market today provide productivity benefits for smaller, less complex, applications, but these tools lack the robust features that allow an organization to continue using those same tools to address more complex requirements for applications that are central to the business. Cayenne's strategy is to produce solutions to a number of different problems relating to the development of business-critical applications in both mainframe and client/server technologies.

         As the Company continues to make the transition from providing tools focused solely on mainframe application development to supporting customers' needs for a more open and flexible set of solutions aimed at the growing client/server market, it faces many challenges. To address some of these challenges, in fiscal 1995 and 1996, the Company introduced a suite of additional products targeted at the client/server market. The Company plans to continue to enhance its product offerings through development efforts, strategic alliances and acquisitions to improve its competitive position. The actions necessary to execute this transition have had an adverse effect on the Company's operating results during fiscal 1996, 1995 and 1994. In July 1996, the Company acquired Cadre thereby expanding its product offerings and customer base.

CAYENNE'S APPROACH

Cayenne provides products and services in the following solution areas:

         -  Modeling business requirements
         -  Designing and re-engineering databases
         -  Developing and deploying applications
         -  Work group support
         -  Managing the process
         -  Leveraging legacy systems
         -  Structured Analysis and Design
         -  Object Oriented Technology


Cayenne takes the following unique approach to these areas, which provides a number of benefits to organizations seeking strategic solutions to their information systems challenges.

         SEPARATION BETWEEN CONCEPTUAL AND PHYSICAL CONCERNS. Cayenne solutions enforce a separation between conceptual business requirements, where organizations capture information about what data needs to be available and what happens to it, and physical implementation, where technology-specific concerns are addressed in an implementation design. This separation provides flexibility. Changes to the business requirements or policies and changes to the technology environment can be addressed independently, allowing organizations to leverage investments in each. The technology-independent approach helps organizations focus on business requirements, increasing the likelihood that the finished application will meet those requirements.

         FLEXIBILITY TO ENTER THE DEVELOPMENT PROCESS AT ANY STAGE. Cayenne solutions address the entire life cycle of application development, and many of them can be used at multiple stages of the life cycle. For example, database design products can capture existing database structures from applications that have already been developed, allowing database designers to view and optimize the data structures. Design can begin with a new project or with an existing system already in production. This flexibility supports an iterative development process, and allows incorporation of formal analysis and modeling where needed.

         INTEGRATION OF PRODUCTS ON MULTIPLE PLATFORMS. Used individually, Cayenne products provide users with sophisticated solutions to application development problems. Cayenne enhances their utility by offering total system integration across products on both Windows and OS/2 platforms. Product integration enhances communication, efficiency, and productivity, and it increases the return on the investment in time and effort expended throughout the application development life cycle. Using Cayenne products, systems analysts, application developers, and database designers can work in concert, using the same model from the conceptual phase through to physical database implementation. Over time, this cycle can be reversed as business requirements change or migration to new platforms requires redesign.

         ABILITY TO ACHIEVE PRODUCTIVITY BY REUSING PREVIOUS WORK. The technology-independent approach, combined with the use of object-oriented techniques, allows for the reuse of valuable work -- a very important contributor to productivity. Cayenne supports reuse by:

         - Providing development tools that help build scalable applications, minimizing the need for redevelopment.

         - Modeling applications at a business level, so that requirements are implemented consistently across platforms and applications.

         - Employing object-oriented techniques such as inheritance and encapsulation in application development, business modeling, and database design.

         - Re-engineering legacy systems, so data structures and business rules can be captured from existing implementations and reused in models and new implementations.

         - Providing open interfaces, so information captured in Cayenne products can be reused with best-in-class tools or custom solutions.

STRATEGIC DIRECTION

Cayenne continues to invest in robust solutions that facilitate development of the most critical applications, are applicable across multiple platforms, can be used throughout the application development life cycle, and will stand the test of time, justifying customer investments. These solutions result from a combination of Cayenne-built software products, joint development efforts with partners, acquired technology, and services provided by Cayenne's highly experienced trainers and consultants. Cayenne has invested in both its mainframe and client/server solutions, recognizing that many organizations will need to maintain both types of environments for some time to come. In addition, through its acquisition of Cadre, the Company has expanded in the areas of structured analysis and design and oriented technology.

CAYENNE'S SOLUTIONS

Cayenne's diverse solutions, composed of software products and services, assisted information systems specialists in the following areas: modeling business requirements; designing and re-engineering databases; developing and deploying applications; work group support; designing for performance; managing the process; leveraging legacy systems; structured analysis and design; and object-oriented technology. The suite of products and services provided by Cayenne and its partners allows customers to choose from the wide variety of application development tools on the market that best meet their needs. Except for designing for performance, Cayenne offers products and services today in each of the following solution areas.

MODELING BUSINESS REQUIREMENTS

Cayenne offers tools on both Windows and OS/2 platforms that enable data analysts, system analysts, and other business analysts to model information systems more quickly and thoroughly than they can using conventional techniques. GROUNDWORKS for Windows and GroundWorks for OS/2 (formerly, the BACHMAN/Analyst) are tools for analysts that incorporate the data, logic, and process requirements into a unified model. Further, they can be used to generate implementation components for a variety of database and software environments. These data modeling tools incorporate a rule-based expert system that places Cayenne's modeling expertise in the hands of users, helping them to improve the quality and effectiveness of the resulting models.

GroundWorks integrates process and data models. This integration streamlines the modeling process, reduces opportunities for error, and promotes an object-oriented approach to analysis -- all of which facilitate reuse. One important goal of GroundWorks is to help user teams, analysts, and application developers communicate business requirements. Models created using one product are fully compatible with the other, providing organizations with greater platform flexibility.

DESIGNING AND RE-ENGINEERING DATABASES

Cayenne offers tools on both Windows and OS/2 platforms that allow data analysts, application developers, and database designers to design, implement, and maintain high-performance relational databases. TERRAIN is Cayenne's family of database design tools that offers a comprehensive, scalable database design environment for business-critical client/server databases. TERRAIN 500 provides graphical support for basic design tasks, such as object creation and maintenance, reporting, and database documentation. Open Connectivity tasks support Microsoft Open Database Connectivity (ODBC), allowing Terrain 500 users to import and export designs from over 40 popular Database Management Systems (DMBSs), including Microsoft and SYBASE SQL Server, ORACLE, Informix, and DB2/6000.

         TERRAIN 1000 was designed specifically for users of Microsoft and SYBASE SQL Server, with built-in expertise appropriate to users of Version 4.2, 4.9, and System 10. Terrain 1000 has all the functionality of Terrain 500, but with greater depth and breadth (version-specific Design task rules to help users evaluate their designs, advisors for performance optimization, and support for all SQL Server objects, for example). When used with the optional TERRAIN 100/S module, users can connect directly to a Microsoft or SYBASE SQL Server catalog in order to capture existing databases and generate DDL based on their Terrain designs. Another optional module, TERRAIN 100/O, provides similar functionality for ORACLE databases. Designs created using Terrain 1000 are compatible with Terrain 500, and vice versa.

         Terrain for OS/2 (formerly, the BACHMAN/DBA), is optimized through expert-systems technology for IBM's DB2 database management system. Terrain for OS/2, in combination with DDL GENERATOR products, allows database administrators to design relational databases and create data definitions for a number of different relational databases, including DB2, DB2/6000, SYBASE SQL Server, Microsoft SQL Server, ORACLE, Ingres, INFORMIX, ADABAS, and the OS/2 databases (Extended Services Database Manager (DBM) and DB2/2). These products also capture existing database designs to facilitate the re-engineering of database definitions to one or more technologies.

         Organizations seeking an integrated application development solution can use TERRAINMAP to translate GroundWorks data models into Terrain 1000 designs. Once in Terrain, the design can be implemented in any ODBC-compliant DBMS. This integration makes it possible to completely re-engineer existing production systems, and to maintain a single data model and deploy it across any number of database platforms. Organizations can start in either place --with an existing data model or an existing database-- and use TerrainMap to help ensure both optimal design and optimal performance.

         The illustration below demonstrates Cayenne's scalable solution for certain of its products.

[GRAPHIC OMITTED. The vertical axis charts functionality and the horizontal axis charts project dependency. The graph depicts the Company's scalable solution for its Terrain, GroundWorks, Shared Work Manager and TerrainMap products.]

DEVELOPING AND DEPLOYING APPLICATIONS

         ELLIPSE provided a comprehensive solution for building and maintaining business-critical client/server applications. It combined a productive, visual development environment with a robust production system and integrated life cycle management. This combination allowed organizations to build reliable and scalable multi-platform client/server applications. Teams of developers on the Sun Solaris platform could use Ellipse to build small or large database applications, and deploy those applications to one or more production sites. Ellipse helped organizations take advantage of the special benefits of client/server computing by automatically partitioning the application between clients and servers. Ellipse's automatic recovery and restart features ensured that applications and information would be available when needed by business users, thereby reducing the risk of bringing run-the-business applications to new client/server technology. Ellipse was based on a shared object repository and incorporated configuration management and version control features which facilitate ease of maintenance and a smooth transition to new software releases. In July 1996, the Company entered into an agreement with Seer Technologies, Inc. ("Seer") providing for the sale of its Ellipse product in exchange for certain royalties payable under the terms of the joint development and distribution agreement described below if the Company's former Ellipse customers migrate to Seer's HPS product.

         GENERATOR FOR POWERBUILDER allows an organization that uses both GroundWorks or Terrain for DB2 and Powersoft Corporation's PowerBuilder to directly take advantage of modeling work in designing a new application.
The Generator creates several different types of PowerBuilder application components using information specified in Groundworks or Terrain for DB2, offering time savings and improved application consistency and quality.

         Combined Cayenne-Netron solution. Cayenne's open architecture allows customers to take advantage of the implementation tools that meet their needs. Netron Inc.'s CAP/Link provides a link between Groundworks for OS/2 and Netron's multi-platform COBOL construction product, NETRON/CAP. This combined solution is used today by a number of organizations who are committed to COBOL development, want to evolve toward a reusable code base, and want integration with high-level modeling in order to ensure that new applications meet business requirements. Cayenne sells Netron's application development products in Italy, Ireland and the United Kingdom.

WORK GROUP SUPPORT

         REPORTS provides over 100 standard reports on CAYENNE model and design information. Taking advantage of easy-to-use database technology --Microsoft Access-- Reports provides Windows-based access to GroundWorks model information, and to Terrain design information. Reports are standard across all products, enhancing communication among members of application development teams.

         SHARED WORK MANAGER allows groups of analysts to share models and integrate the results of their work. Shared Work Manager is the first work group modeling product that takes an intelligent approach to resolving modeling conflicts that arise in a multi-user environment. It enables groups to interact in a manner consistent with their organization's culture and work-flow methods. The product helps users achieve a shortened development cycle without sacrificing application quality because it supports parallel development, increases consistency across applications, streamlines work flow, and simplifies and encourages teamwork.

DESIGNING FOR PERFORMANCE

         WINDTUNNEL was a Windows-based performance modeling and prediction product for mainframe and client/server applications using DBMSs such as SYBASE SQL Server and IBM's DB2/VMS. WindTunnel helped application teams evaluate performance and predict system resource demands early in the application development life cycle. Traditional performance methods are used much later, usually after an application has been fully developed. Finding potential performance bottlenecks early can help organizations rework and redesign, thereby meeting their performance objectives in a more cost-effective way.
At the end of fiscal 1996, the Company decided no longer to actively sell and market its WindTunnel product.

MANAGING THE PROCESS

         SERVEYOR is a multi-platform client/server product that integrates process and project management to enable information systems development teams to work more efficiently and effectively. Organizations that have adopted a development methodology can use Serveyor to adapt that methodology for specific projects, assign tasks and deliverables, launch the tool appropriate for performing each task, track progress, and manage resources within and across projects. Serveyor incorporates a large knowledge base of information relevant to information systems processes and tasks, enabling staff members to learn on the job. Overall, this product serves as an umbrella over the other tools, tasks, and deliverables that make up the development process. Serveyor is distributed by Cayenne under the terms of a worldwide technology and marketing agreement with Rapid Systems Development, Inc. which owns certain rights to the technology for the product.

LEVERAGING LEGACY SYSTEMS

         BUSINESS RULE CAPTURE lets users exploit the valuable information in legacy systems --their logic and objects-- and use that information to re-engineer applications as they migrate from traditional host-based systems to distributed systems. By enabling organizations to quickly summarize the business logic in legacy COBOL applications, Business Rule Capture shortens the cycle for maintenance, system integration, and new development. And once existing business rules are clearly understood, database managers can better understand how programs access data and then optimize the supporting data structures accordingly.

         LEGACY CAPTURE products facilitate the re-engineering of IMS data structures to create an implementation-independent model where they can be reused in new relational database structures. In addition, flat file data structures from existing COBOL applications can also be re-engineered using these products. Reverse engineering products support the needs of IS departments that manage multiple databases, and they also help accelerate business process re-engineering projects by allowing organizations to take advantage of business information that is available in existing systems.

         PRODUCTION DBA provides a seamless interface between Cayenne's database modeling and design products and BMC Software's CHANGE MANAGER, a mainframe-based product which coordinates data structure changes among multiple DB2 subsystems.

         CAYENNE 2000 is a tool to help diagnose Year 2000 challenges. It can detect date dependencies in single or across multiple COBOL programs, generate reports on the changes needed and the impact of those changes, and provide an estimate of the cost to fix the problems. It can also correct certain simple date dependency problems.

STRUCTURED ANALYSIS AND DESIGN

         TEAMWORK is a family of structured methods products, used by both C++ and Ada developers, which help software engineers improve software quality, streamline the software development process, and reduce development costs. Specific Teamwork tools address aspects of development including requirements analysis, real-time systems development, dynamic verification, structured design, testcase generation, and document generation.

         VANTAGETEAM is a family of structured method products that enable relational database developers to build and maintain enterprise client/server systems. Its integrated, model-driven environment offers developers a choice of either structured or object-oriented modeling approach. VantageTeam features extensive code-generation capabilities for popular 3GLs and 4GLs, and supports the leading relational database management systems, including CA-Ingres, Informix, Oracle and Sybase.

OBJECT ORIENTED TECHNOLOGY

         OBJECTTEAM FOR OMT automates and manages software construction using the Object Modeling Technique (OMT). It provides a multi-user repository with version and configuration management, supports the Rumbaugh et al. Object Modeling Technique, and generates incremental code.

INTERNATIONAL VERSIONS OF CAYENNE PRODUCTS

The Cayenne product set is available worldwide. Products sold internationally typically include a hardware security key to prevent or reduce the use of illegally copied products. (Products for the domestic market use OEM software to enable concurrent licensing.) Many of Cayenne's products are enabled for double-byte character sets. This enablement is a prerequisite for translation into large-character-set languages such as Kanji. Kanji versions of Groundworks for OS/2, Groundworks Capture for COBOL, Groundworks Capture for IMS and Terrain for OS/2 have been created.

RISKS OF INTERNATIONAL OPERATIONS

         Approximately 63%, 53% and 47% of Cayenne's revenues in fiscal 1996, 1995 and 1994, respectively, were attributable to international sales. Cayenne commenced operations of its German subsidiary, Bachman Information Systems, GmbH, in November 1990. Cayenne acquired the Cayenne-related business of Pro-Systems S.A., its distributor in France, in October 1991; all of the stock of its distributor in the United Kingdom, Bachman Information Systems Limited, in November 1991; and the Cayenne-related business of Bachman Italia, S.r.l., its distributor in Italy, in January 1992. The Company also commenced operations of its Spanish and Singapore subsidiaries in April 1996 and February 1995, respectively. The future contribution of sales from the foreign subsidiaries to Cayenne's results of operations depends on Cayenne's success in maintaining cost-effective direct marketing operations through these wholly-owned subsidiaries. In September 1994, as part of a restructuring to reduce expenses, Cayenne reorganized the operations of its German subsidiary. The Company is in the process of consolidating overlapping subsidiaries it acquired in connection with the Cadre merger and has acquired subsidiaries in the Netherlands and Australia in connection therewith.

         Approximately 4%, 4% and 6%, of Cayenne's revenue in fiscal 1996, 1995 and 1994 was attributable to sales made to independent international distributors. Sales in countries in which Cayenne continues to use independent distributors will remain subject to the distributors' financial condition and success, which cannot be controlled by Cayenne.

         Risks inherent in Cayenne's international business generally include exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection and the requirement of complying with a wide variety of foreign laws. While Cayenne has not experienced any material delays, expenditures or other adverse consequences in complying with foreign laws to date, it has been necessary for Cayenne to take steps to protect its proprietary rights and license its products under local laws from country to country.

CUSTOMERS AND APPLICATIONS

         Cayenne's products are used worldwide by information systems specialists in a wide variety of business, government, and non-profit organizations. Generally, the customers are users of computing environments for data-intensive applications. As of June 30, 1996, Cayenne had licensed over 14,000 copies of its products to over 1,075 customers worldwide across a variety of industries. With the acquisition of Cadre, the Company has expanded its customer base to include customers that are generally developers of complex software systems, covering a wide range of applications in the IS and "technical" sectors.

         Historically, Cayenne relied significantly on its relationship with IBM for development and marketing of Cayenne's products. IBM was Cayenne's single largest customer in each of fiscal 1996, 1995 and 1994 when revenue from IBM (including license and maintenance fees paid by IBM in connection with its own use of Cayenne products, as well as amounts paid by IBM as a distributor and systems integrator) accounted for 31%, 20% and 13% of Cayenne's total revenue, respectively. In January 1993, Cayenne discontinued its membership in the IBM International Alliances for AD/Cycle, SystemView, and Information Warehouse. Cayenne and IBM entered into a settlement and release agreement dated June 30, 1993 (the "IBM Settlement Agreement") pursuant to which Cayenne and IBM severed certain of their remaining relationships. Each party released and discharged the other party from all known and unknown claims occurring on or prior to June 30, 1993. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.

CUSTOMER SUPPORT AND SOFTWARE MAINTENANCE

         Cayenne believes that high-quality customer service and technical support are essential competitive factors in its marketplace. Through its training, consulting, maintenance, and support services, Cayenne listens to its customers' needs and provides services that will maximize the results achieved by customers using Cayenne's products. Maintenance, support, and training also provide valuable feedback that is used to refine, enhance, and develop Cayenne products.

         Customers receive maintenance support from a staff of highly experienced customer specialists via a telephone "hot line". In the past, software maintenance and support were generally provided without extra charge for ninety days following the initial licensing of a product. The Company has changed this practice and generally no longer provides maintenance and support without charge. Annual maintenance contracts are available for a fixed price per copy. These customers also receive periodic product upgrades and feature/function enhancements.

TRAINING AND CONSULTING

        Cayenne provides conceptual and product-oriented training courses for customers at education facilities in the United States in Atlanta, Burlington (Massachusetts), Chicago, New York City and Rockville, Maryland as well as in Toronto, Canada; Boulogne-Billancourt, France; Turin, Italy; Munich, Germany; and Bracknell, England. Cayenne's international distributors provide training and consulting to customers in their territories. Courses are also available to be customized and delivered at customer sites.

         The Company provides professional services delivered by experienced consultants. These offerings are designed to promote customer success in the planning, implementation, and ongoing use of Cayenne's software products. Cayenne's consultants provide a number of services for organizations making transitions into client/server technology, including designing relational databases, establishing a client/server architecture, and facilitating the creation of productive development processes.

MARKETING AND SALES

         Cayenne markets its products to Fortune 1000 companies, government agencies, and organizations of similar size worldwide that use computers and software for data-intensive and transaction-intensive applications. Cayenne seeks to promote acceptance of its products among technical personnel, as well as at the management level. Cayenne markets its products through a direct sales force in the United States and through wholly-owned subsidiaries in Australia, Canada, France, Germany, Italy, the Netherlands, Singapore, Spain and the United Kingdom. Distributors, agents and other resellers market Cayenne's products in over 40 other countries.

         Cayenne promotes a team selling approach in which telemarketing, corporate sales, and field sales representatives work together to identify, qualify, inform, and sell to prospective customers.

         In conjunction with its expansion into the client/server development marketplace and in an effort to promote distribution through alternate channels, Cayenne has been actively engaged in evaluating alternate distribution channels such as value-added resellers ("VARs") and system integrators worldwide. At the end of fiscal 1995, Cayenne and Seer entered into a joint development and joint distribution agreement. Cayenne will integrate its modeling and database design tools with Seer's Freeway repository, and will resell the repository. Seer will resell Cayenne's database design tools.

         Cayenne's marketing program includes advertising, public relations, promotional materials, direct mail, seminars, consultant briefings, user meetings, trade shows and telemarketing. The focus of these efforts is to position Cayenne and the value of Cayenne's solutions to customers as well as industry influencers. Cayenne's senior technical personnel frequently participate in industry conferences that increase customer awareness of Cayenne's products and its technological innovations. In fiscal 1996 and 1995, Cayenne pursued a focused marketing campaign to increase awareness of the value of Cayenne's solutions in client/server environments. Cayenne has also joined Sybase, Inc.'s Warehouse WORKS data warehouse program and will maintain compatibility with Sybase data warehouse offerings and participate in joint marketing activities.

         Cayenne regards its customer service and support organization as an integral complement to its corporate strategy. Cayenne believes that its reputation for strong after-sale support has helped the Company achieve additional sales, as well as contributing to a high level of customer satisfaction.

PRODUCT DEVELOPMENT AND MANUFACTURING

         To date, a significant majority of Cayenne's software products have been developed internally by its employees and consultants. As a result of the Company's acquisition of Cadre in July 1996, Cayenne now supports development and manufacturing for a family of structured analysis and design and object-oriented products. In developing new products and enhancements, Cayenne uses an integrated engineering approach that emphasizes market-driven quality and customer satisfaction. This approach incorporates the perspectives of customers and functional experts, as well as personnel in the areas of marketing, sales, software engineering, quality assurance, documentation, and customer support.

         Cayenne's research and development staff has significant expertise in the technologies bearing on development of software tools, including personal workstations, mainframe systems, graphics, expert systems, database design, enterprise modeling, systems analysis, code generators, interface design, operating systems, networks, and language/compiler skills. Cayenne uses its product set in the design of future product enhancements and in the development and deployment of the Company's own internal information systems. In fiscal 1995, Cayenne entered into an agreement to develop, maintain and enhance certain of Cayenne's products in India allowing Cayenne to realize savings in development costs while maintaining control over the product development process.

         The products developed and enhancements added by Cayenne are determined by Cayenne's assessment of market revenue, growth opportunity, and return on investment, tempered by the technical feasibility of the innovation, and the need to maintain the highest levels of product quality and customer satisfaction. Market opportunity is assessed by a combination of direct market and customer research, by access to opinion leaders in technology, by working along side customers to define their most productive development methodologies, and by working with customer development partners to manage projects involving substantial innovation and requiring supplementary funding.

         The Company's future financial performance will depend in part on the successful development and introduction of new products and enhancements to existing products, and customer acceptance of these products.

Many software companies have experienced delays in completing the development of new products and there can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful introduction and marketing of new and enhanced versions of its products.

         During fiscal 1996, 1995, and 1994, Cayenne spent $7,665,000 $8,676,000 and $10,771,00 respectively, on internal product development, and did not capitalize any software costs. Also during fiscal 1994, a charge for purchased research and development of $1,736,000 was recorded upon the closing of the acquisition of Cooperative Solutions, Inc.

COMPETITION

         The market for application design and development products is highly competitive and characterized by continual change and improvement in technology. The list of Cayenne's principal competitors in sales situations depends on several factors including the solution area, whether the focus is mainframe or client/server development, and whether the customer seeks strategic or tactical solutions. Cayenne's principal competitors in the modeling and database design market include LogicWorks, Inc., Intersolv, Inc., and Texas Instruments, Incorporated. In the process management market, LBMS, Inc. serves similar needs to the Company's Serveyor product. Cayenne faces additional competition with its entry into the CASE market occupied by Cadre. The CASE market is characterized by rapid change and frequent introduction of new products. In the Structured technical market, Cayenne's primary competitor is Interactive Development Environments, Inc. ("IDE"). In the object-oriented market, Cayenne's primary competitors are Rational Software Corp., Platinum Technology, Inc. and IDE. Many other companies produce products that compete with Cayenne and still others might become competitors in the future. As Cayenne expands its product line into new solution areas it is encountering additional competitors. Many of Cayenne's existing and potential competitors have substantially greater financial, marketing, and technological resources than Cayenne.

         The principal competitive factors that have affected the market for Cayenne's products include responsiveness to customer needs, product function, product reliability, product ease of use, product openness, quality of customer training and support, vendor reputation, relationships with other vendors, and price. A variety of external and internal events and circumstances could adversely affect Cayenne's competitive capacity in the future. Cayenne's ability to be competitive will depend, to a great extent, on performance in product development and in sales and marketing. To be successful in the future, Cayenne must respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its own product offerings and ensuring that the market is aware of the solutions Cayenne offers.

PROPRIETARY RIGHTS PROTECTION

         Cayenne relies on a combination of copyright, trade secret, patent and trademark laws and license agreements to protect its proprietary rights in technology. Cayenne distributes its products under signed software license agreements which grant customers a perpetual, non-exclusive license to Cayenne's products subject to restrictions on copying, disclosure, usage, decompiling and transferability. The source code for all of Cayenne's products is protected as a trade secret and as an unpublished copyrighted work. In addition, Cayenne has entered into nondisclosure and invention agreements with each of its key technical employees. All products are delivered as object code. International products are usually delivered with the addition of an electronic hardware "key" to hinder the use of unauthorized copies.

         Charles W. Bachman has assigned to Cayenne a patent on certain technology used in its products, United States Patent 4,631,664, "Partnership Data Base Management System and Method." This patent covers the unique internal formats used to store design information in many of Cayenne's products. Mr. Bachman and other inventors have also assigned to Cayenne patents with respect to the systems used in certain Cayenne products for dynamically modeling organizational information systems (United States Patent 5,146,591, "Dynamic Information Management System Utilizing Entity-Relationship Information Model in which the Attribute is Independent of an Entity") and for processing complex information representative of business transactions (United States Patent 5,179,698, "System for Transforming User Data in Accordance with an Algorithm Defined by Design Data and for Evaluating the Transformed Data Against Logical Criteria"). Seven additional patents have been granted by the United States Patent and Trademark Office (the "PTO") pertaining to technology used in Cayenne's products. In addition, patent applications filed in April and December 1991 (derived from filings under the Patent Cooperation

Treaty) are pending before the Canadian, Japanese and European patent offices. These applications are directed to the subject matter of all of the above referenced Cayenne patents except U.S. Patent 4,631,664. In connection with its acquisition of WindTunnel Software, Inc. ("Windtunnel") Cayenne acquired rights to certain patent applications pending with the PTO pertaining to the technology used in the WindTunnel product. The PTO has rejected some of the claims of those applications on the bases, among others, of prior art with respect to the technology involved. In view of the probable expense and
difficulty of   overcoming the rejections, the uncertainty of the probable outcome, and the availability of other means such as copyright, trademark and trade secret law to protect the Company's rights in the technology, Cayenne has decided not to pursue prosecution of the WindTunnel patent applications. There can be no assurance that a patent will be issued in respect of any of that application or, if it is, that it will provide meaningful protection to Cayenne.

         Despite the steps taken by Cayenne to protect its proprietary rights, it may be possible for unauthorized third parties to copy aspects of Cayenne's products, to develop similar technology independently or to obtain and use information that Cayenne regards as proprietary. Cayenne believes that, because of the rapid pace of technological change in the software industry, patent, trade secret and copyright protection is less significant to Cayenne's competitive position than factors such as the knowledge, ability and experience of Cayenne's personnel, new product development, frequent product enhancements, name recognition and ongoing reliable product maintenance support.

         As of the date hereof, Cayenne has not received any claim alleging that any of Cayenne's products infringes proprietary rights of any third party seeking indemnification for such an infringement, and Cayenne does not know of any basis for such a claim. If any such claim were to be asserted, it might involve costly and protracted litigation. No assurance can be given that Cayenne would be successful in any such litigation or that, if it were not successful, it would be able to license the disputed proprietary rights on commercially reasonable terms.

SEASONALITY AND BACKLOG

         The Company's quarterly results are subject to fluctuations resulting from a variety of factors, including the effects of domestic and international economic conditions, budgetary considerations and spending patterns of customers, the Company's sales compensation plan, the timing of large individual orders, new product introductions, and recognition of fees in connection with license, development and similar agreements. The Company typically realizes a larger percentage of its software product license revenues in the second and fourth quarters of each fiscal year, with traditionally its lowest product license revenues occurring in the first quarter of each fiscal year. This seasonality results in part from budgetary considerations and spending patterns of the Company's customer base and the Company's sales commission plan, which compensates sales personnel for achieving or exceeding annual quotas. In addition, a major portion of each quarter's product license revenues is typically realized in the last month of the quarter. As a result of the factors discussed above, the Company's operating results for any one quarter are not necessarily indicative of results for any future period.

         While the length of the sales cycle varies, Cayenne typically does not have a significant backlog, and substantially all of its product revenues in any quarter result from sales made in that quarter.

EMPLOYEES

         As of August 31, 1996, Cayenne employed 375 people worldwide on a full time basis. No employees are represented by a labor union. Cayenne has not experienced any work stoppages and believes its relations with employees are good. Cayenne believes that its future success will depend in part on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software developers and sales and marketing personnel.

ITEM 2.  PROPERTIES

         Cayenne's executive offices, principal research and development facilities, and principal marketing, customer service and support and production facilities are located in approximately 50,000 square feet of space in an executive office park in Burlington, Massachusetts. Cayenne occupies that space under a lease expiring October 31, 1997. Cayenne maintains its primary sales and support offices in nine locations in the United States, and its distribution subsidiaries have offices in Toronto, Canada; Bracknell, England; Boulogne-Billancourt, France; Munich, Germany; Singapore; Madrid, Spain; Delft, Netherlands; Canberra, Australia; and Florence, Milan, Rome, and Turin, Italy.

         Cayenne believes that its current facilities are sufficient for its current operations and that those facilities will continue to provide adequate space for Cayenne's operations in the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

         Cayenne is not aware of any material litigation or claim pending or threatened against Cayenne or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, for the periods indicated, the range of high and low sales prices for the Company's common stock, as reported by the NASDAQ National Market System. The Company's common stock is traded under the NASDAQ symbol "CAYN" (formerly "BACH") since the Company's initial public offering on November 26, 1991. These prices reflect interdealer prices, without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                      Fiscal Year 1996         Fiscal Year 1995
                                     ------------------        ----------------
                                      High          Low         High        Low
                                      ----          ---         ----        ---
         First Quarter              $ 7.875       $5.75        $2.75      $1.75
         Second Quarter              10.25         4.625        4.1875     2.00
         Third Quarter               11.875        8.25         5.375      3.50
         Fourth Quarter              10.00         6.50         7.875      4.50

         The Company has not declared or paid cash dividends on its common stock and does not plan to pay cash dividends to its stockholders in the near future. The Company presently intends to retain any earnings to finance further growth of its business. As of September 23, 1996, there were 527 stockholders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this form 10-K:

                                                                                          YEAR ENDED JUNE 30,
                                                                  ------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                                          1996         1995         1994         1993         1992
                                                                      ----         ----         ----         ----         ----
Revenues:                                                                        (in thousands, except per share data)
   Software license .......................................       $ 12,658     $ 11,264     $ 15,807     $ 18,257     $ 35,239
   Consulting and education services ......................          8,911       10,330        8,953        8,712        6,557
   Maintenance ............................................         10,383       11,728       11,742        9,053        6,201
                                                                  --------     --------     --------     --------     --------
         Total revenues(1) ................................         31,952       33,322       36,502       36,022       47,997
Costs and expenses:
   Cost of revenues
      Cost of software licenses ...........................          1,216        2,050        2,021        2,020        1,784
      Cost of consulting and education services
        and maintenance ...................................          7,630        9,810        8,224        6,907        4,516
   Sales and marketing ....................................         15,205       17,007       20,307       24,363       27,335
   Research and development ...............................          7,665        8,676       10,771        5,824        6,589
   General and administrative .............................          4,271        4,253        4,989        6,133        4,990
   Restructuring and other costs ..........................          1,125        2,000         --          6,316         --
   Charge for purchased research and development ..........           --           --          1,736         --           --
                                                                  --------     --------     --------     --------     --------
         Total costs and expenses .........................         37,112       43,796       48,048       51,563       45,214
                                                                  --------     --------     --------     --------     --------
Income (loss) from operations .............................         (5,160)     (10,474)     (11,546)     (15,541)       2,783
Interest income, net ......................................            294          460          362          542          486
Other income ..............................................            116         --           --            364         --
                                                                  --------     --------     --------     --------     --------
Income (loss) before provision for
  income taxes and extraordinary item .....................         (4,750)     (10,014)     (11,184)     (14,635)       3,269
Provision for income taxes ................................          1,083          246          357           94        1,370
                                                                  --------     --------     --------     --------     --------
Income (loss) before extraordinary item ...................         (5,833)     (10,260)     (11,541)     (14,729)       1,899
Extraordinary item--reduction of income taxes due
  to utilization of prior years' net operating losses .....           --           --           --           --            909
                                                                  --------     --------     --------     --------     --------
      Net income (loss) ...................................       $ (5,833)    $(10,260)    $(11,541)    $(14,729)    $  2,808
                                                                  ========     ========     ========     ========     ========
Income (loss) per common share:
Income (loss) before extraordinary item ...................       $   (.51)    $  (1.12)    $  (1.30)    $  (1.81)    $   0.25
Extraordinary item ........................................           --           --           --           --           0.12
                                                                  --------     --------     --------     --------     --------
      Net income (loss) per common share ..................       $   (.51)    $  (1.12)    $  (1.30)    $  (1.81)    $   0.37
                                                                  ========     ========     ========     ========     ========
Weighted average number of common and
  common equivalent shares outstanding(2) .................         11,478        9,181        8,844        8,125        7,501
                                                                  ========     ========     ========     ========     ========

                                                                                             JUNE 30,
                                                                  ------------------------------------------------------------
BALANCE SHEET DATA                                                    1996         1995         1994         1993         1992
                                                                      ----         ----         ----         ----         ----
Working capital ...........................................       $  8,971     $  5,388     $  6,865     $ 16,694     $ 28,363
Total assets ..............................................         23,316       21,209       26,040       37,345       52,265
Long-term obligations .....................................             59           51         --            151          668
Redeemable Series A Convertible Preferred Stock ...........           --          5,493         --           --           --
Stockholders' equity ......................................         10,649        3,640       12,508       21,840       36,094

- --------------------
(1) Beginning in fiscal 1995 IBM is no longer considered a related party. The financial statements have been reclassified to conform to fiscal 1995 presentation.

(2) For this computation, in fiscal 1992 previously outstanding preferred stock has been reflected at the beginning of the period issued as Cayenne common stock outstanding for all periods presented. All outstanding shares of Cayenne's preferred stock were converted into Cayenne common stock in the second quarter of fiscal 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On July 18, 1996, the Company completed its acquisition of Cadre Technologies Inc. ("Cadre") under an Agreement and Plan of Merger dated March 25, 1996, by and among the Company, Cadre and B.C. Acquisition Corp., whereby the Company agreed to acquire all of the outstanding capital stock of Cadre in exchange for 4,716,442 shares of Cayenne common stock (the "merger"). The merger is expected to be accounted for as a pooling-of-interests beginning in the first quarter of fiscal 1997. Additionally, effective upon the merger, the Company changed its name to Cayenne Software, Inc. The Company acquired Cadre to expand its product offerings to include structured analysis and design and object-oriented technology and to expand its customer base. During the quarter ended June 30, 1996, the Company incurred expenses of approximately $.6 million principally related to advertising and promotion of the Company's new name and product strategy and $1.1 million related to the discontinuance of products not strategic to the Company's core business.

This Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors That May Affect Future Results."

RESULTS OF OPERATIONS

         The following table sets forth certain income and expense items in Cayenne's consolidated statements of operations as a percentage of total revenues and the percentage change in dollar amounts of such items for the fiscal periods indicated:

                                                                                          PERCENT CHANGE
                                                         PERCENTAGE OF                     YEAR TO YEAR
                                                       TOTAL REVENUES FOR             -----------------------
                                                       YEAR ENDED JUNE 30,              1996           1995
                                                --------------------------------      COMPARED       COMPARED
                                                1996          1995          1994       TO 1995        TO 1994
                                                ----          ----          ----       -------        -------
Revenues:
   Software license ..................          39.6%         33.8%         43.3%         12.4%        (28.7)%
   Consulting and education services .          27.9          31.0          24.5         (13.7)         15.4
   Maintenance .......................          32.5          35.2          32.2         (11.5)         (0.1)
                                               -----         -----         -----
     Total revenues ..................         100.0         100.0         100.0          (4.1)         (8.7)

Costs and Expenses:
   Cost of revenues
     Cost of software licenses .......           3.8           6.2           5.5         (40.7)          1.4
     Cost of consulting and education
        services and maintenance .....          23.9          29.4          22.5         (22.2)         19.3
   Sales and marketing ...............          47.5          51.0          55.6         (10.6)        (16.3)
   Research and development ..........          24.0          26.0          29.5         (11.7)        (19.5)
   General and administrative ........          13.4          12.8          13.7            .4         (14.8)
   Restructuring and other costs .....           3.5           6.0           --          (43.8)          --
   Charge for purchased
     research and development ........           --            --            4.8           --         (100.0)
                                               -----         -----         -----
       Total costs and expenses ......         116.1         131.4         131.6         (15.3)         (8.9)
                                               =====         =====         =====

Loss from operations .................         (16.1)        (31.4)        (31.6)        (50.7)         (9.3)
Interest income, net .................            .9           1.3           1.0         (36.1)         27.1
Other income .........................            .3           --            --            --            --
                                               -----         -----         -----
Loss before provision for
 income taxes ........................         (14.9)        (30.1)        (30.6)        (52.6)        (10.5)
Provision for income taxes ...........           3.4           0.7           1.0         340.2         (31.1)
                                               -----         -----         -----
Net loss .............................         (18.3)%       (30.8)%       (31.6)%       (43.1)%       (11.1)%
                                               =====         =====         =====

         Cayenne's operating results for the years ended June 30, 1996, 1995 and 1994 were significantly adversely affected by the continuing market trends of Cayenne customers moving from mainframe development towards client/server and similar computing platforms, together with Cayenne's efforts to respond to those trends.

         In particular, Cayenne's business operations in fiscal 1994 were significantly adversely affected by the severing of substantially all of its relationships with IBM. Cayenne historically relied significantly on its relationship with IBM for development and marketing of Cayenne's products. Prior to fiscal 1993, Cayenne's products were designed primarily for organizations that employ IBM and IBM-compatible mainframe computers, the MVS operating system and the DB2 relational database management system. As a result, the market for Cayenne's products has been directly affected by declines in the acceptance of those IBM and IBM-compatible products. Prior to January 1993, Cayenne was a member of IBM's International Alliances for AD/Cycle, SystemView and Information Warehouse. Cayenne also maintained a close technical relationship with IBM, which provided Cayenne with access to technical information concerning certain current and planned developments in IBM products and systems. IBM marketed Cayenne's products in the United States, Canada, Puerto Rico and Austria prior to July 1993, and continues to be a non-exclusive distributor of Cayenne's products in certain Asia-Pacific countries and Switzerland.

         While Cayenne expects that its broadened focus will benefit Cayenne in the long-term, there can be no assurance that the foregoing events will not materially adversely affect either the success with which Cayenne develops, supports and sells products for use with IBM and IBM-compatible computers and systems or the extent to which IBM continues to be a customer of Cayenne. The foregoing events may limit Cayenne's ability to compete as effectively in the IBM and IBM-compatible market, particularly with companies that continue to be members of IBM's International Alliances.

         Historically, Cayenne relied significantly on its relationship with IBM for development and marketing of Cayenne's products. IBM was Cayenne's single largest customer in each of fiscal 1996, 1995 and 1994 when revenue from IBM (including license and maintenance fees paid by IBM in connection with its own use of Cayenne products, as well as amounts paid by IBM as a distributor and systems integrator) accounted for 31%, 20% and 13% of Cayenne's total revenue, respectively.

         REVENUES

         As the Company continues its migration from providing tools focused solely on mainframe application development to supporting customers' needs for a more open and flexible set of solutions aimed at the growing client/server market, it faces many challenges. The Company has addressed some of these challenges during the past two fiscal years by introducing additional products targeted at the client/server market. The Company plans to continue to enhance its product offerings through development efforts, strategic alliances and acquisitions to improve its competitive position. The actions necessary to execute this transition have had an adverse effect on the Company's operating results during fiscal 1996, 1995 and 1994. In July 1996, the Company acquired Cadre, thereby expanding its product offerings and customer base.

         Cayenne's revenues currently are derived from three sources: (i) fees for the perpetual license of Cayenne's proprietary software products, (ii) fees from sales of consulting and education services, and (iii) maintenance fees for maintaining, supporting and providing periodic upgrades of Cayenne's software products.

         The following table sets forth the amount of revenue derived by Cayenne, by source, for each period indicated and the percentage change in such amounts as compared to the prior period:

                                                                                               PERCENT CHANGE
                                                                                                YEAR TO YEAR
                                                                                            ---------------------
                                                            YEAR ENDED JUNE 30,               1996         1995
                                                   ----------------------------------       COMPARED     COMPARED
                                                     1996         1995          1994         TO 1995      TO 1994
                                                     ----         ----          ----         -------      -------
                                                            (dollars in thousands)
Software License
   United States ...........................       $ 4,260       $ 5,010       $ 6,282        (15.0)%      (20.2)%
   Italy ...................................         5,565         2,832         3,376         96.5        (16.1)
   Export Sales from United States .........           806           803         1,153          0.4        (30.4)
   Rest of world ...........................         2,027         2,619         4,996        (22.6)       (47.6)
                                                   -------       -------       -------
     Total software license ................        12,658        11,264        15,807         12.4        (28.7)

Consulting and education services
   United States ...........................         1,517         2,632         3,422        (42.4)       (23.1)
   Italy ...................................         6,462         5,395         3,729         19.8         44.7
   Rest of world ...........................           932         2,303         1,802        (59.5)        27.8
                                                   -------       -------       -------
     Total consulting and education services         8,911        10,330         8,953        (13.7)        15.4

Maintenance
   United States ...........................         5,119         7,058         7,996        (27.5)       (11.7)
   Italy ...................................         1,955         1,292           808         51.3         59.9
   Rest of world ...........................         3,309         3,378         2,938         (2.0)        15.0
                                                   -------       -------       -------
     Total maintenance .....................        10,383        11,728        11,742        (11.5)        (0.1)

Total revenues .............................       $31,952       $33,322       $36,502          4.1%        (8.7)%
                                                   =======       =======       =======

1996 COMPARED TO 1995

      SOFTWARE LICENSES. Software license revenue for fiscal 1996 amounted to $12,658,000 compared to $11,264,000 for fiscal 1995, an increase of 12%. This increase resulted primarily from a series of significant orders in the quarter ended December 31, 1995 from a major Italian systems integrator for the Company's mainframe based products. These orders accounted for approximately 19% of total software license revenue for the fiscal year ended June 30, 1996. Revenue continues to be impacted by aggressive efforts of Cayenne customers to move away from traditional, centralized mainframe development towards client/server and similar computing platforms.

      Client/server product license revenue accounted for 40% of license revenue for the year ended June 30, 1996, compared to 16% for the year ended June 30, 1995. Client/server product license revenue represented approximately 62% of software license revenue for the quarter ended June 30, 1996 versus 25% for the comparable period of the prior fiscal year. These results reflect the continued market trend in the United States to migrate from mainframe to client/server environments. The Company's client/server products were introduced during the fourth quarter of fiscal 1995.

      Cayenne typically does not grant to its customers a contractual right to return software products. Accordingly, no provision for estimated returns is generally recorded at the time of sale. When approved by management, however, Cayenne has accepted returns of certain software products and has provided an allowance for those specific products. Cayenne's return experience for fiscal 1996 and 1995 was approximately $350,000 and $261,000 respectively. Cayenne does not license its software products with any warranty provisions, and accordingly has not accrued any related warranty expense.

         CONSULTING AND EDUCATION SERVICES. Total consulting and education revenue in fiscal 1996 decreased over the preceding year by $1,419,000 or 14%. Consulting and education revenue in Italy increased 20%, while United States revenue declined by approximately 42% for the year ended June 30, 1996 compared to the prior fiscal year. The increase in consulting and education revenue in Italy is attributable to increased demand for the Company's consulting services from its increased customer base and mainframe sales. The decrease in the United States consulting and education revenue is attributable to decreased demand together with reduced staffing in this area. Training courses are offered for each of Cayenne's major products. Typically, consulting and education revenue follows the trend of software license revenue and, therefore, the decline in license revenue experienced in the United States has caused the consulting and education revenue also to decline in fiscal 1996 from fiscal 1995.

         MAINTENANCE. Maintenance revenue for annual maintenance contracts is deferred and recognized ratably over the term of the agreement. The increase in maintenance revenue in Italy resulted from increased penetration of the international markets along with an increase in the portion of the customer base that renewed maintenance contracts. The decrease in maintenance revenue in the United States resulted primarily from the aforementioned market place migration to client/server tools and fewer customers renewing their maintenance contracts on mainframe based tools. The aggressive migration from mainframe to client/server products has resulted in an increased number of customers not renewing their maintenance contracts. The Company's client/server products were introduced late in fiscal 1995 and have not offset the mainframe decline.

         COSTS AND EXPENSES

         The following table sets forth statement of operations data of Cayenne and the percentage change in dollar amounts of such items for the periods indicated:

                                                                                   PERCENT CHANGE
                                                                                    YEAR TO YEAR
                                                                                ---------------------
                                                YEAR ENDED JUNE 30,               1996         1995
                                       ----------------------------------       COMPARED     COMPARED
                                         1996         1995          1994         TO 1995      TO 1994
                                         ----         ----          ----         -------      -------
                                                (dollars in thousands)
Cost of revenues
   Cost of software licenses ...       $ 1,216       $ 2,050       $ 2,021        (40.7)%         1.4%
   Cost of consulting, education
     and maintenance ...........         7,630         9,810         8,224        (22.2)         19.3
                                       -------       -------       -------
   Total cost of revenues ......         8,846        11,860        10,245        (25.4)         15.8
   End-of-period headcount .....            67            76            77        (11.8)         (1.3)

Sales and marketing ............        15,205        17,007        20,307        (10.6)        (16.3)
   End-of-period headcount .....            78            95           123        (17.9)        (22.8)

Research and development .......         7,665         8,676        10,771        (11.7)        (19.5)
   End-of-period headcount .....            48            55            83        (12.7)        (33.7)

General and administrative .....         4,271         4,253         4,989           .4         (14.8)
   End-of-period headcount .....            25            23            27          8.7         (14.8)

Restructuring and other costs ..         1,125         2,000          --          (43.8)          --
Charge for purchased R&D .......          --            --           1,736          --         (100.0)
                                       -------       -------       -------

Total costs and expenses .......       $37,112       $43,796       $48,048        (15.3)         (8.9)
                                       =======       =======       =======
   End-of-period headcount .....           218           249           310        (12.4)%       (19.7)%

         COST OF REVENUE. Cayenne's cost of software licenses includes product packaging, documentation and media, as well as the amortization of capitalized software development costs. Cost of consulting and education services and maintenance includes personnel, travel and occupancy costs connected with providing such services.

         Costs of software licenses were $1,216,000 and $2,050,000 for fiscal 1996 and 1995, respectively. Included in cost of software licenses was amortization of capitalized internally developed software costs of $0 and $616,000 for fiscal 1996 and 1995, respectively. Fiscal year 1995 also included approximately $600,000 in software product royalties to third parties versus $452,000 in fiscal 1996. Royalties are paid on certain products which the Company distributes for third parties.

         Capitalized software expenses are amortized over the estimated useful life of the products capitalized (generally two years, five years in the case of WindTunnel). As a result, amortized amounts are generally not tied directly to software license revenue in any particular period, causing fluctuations in the cost of software license revenue as a percentage of related software license revenue. Cost of software licenses as a percentage of related software license revenue was 10% and 18% for fiscal 1996 and 1995, respectively.

         The cost of consulting, education and maintenance as a percentage of related revenue decreased to 40% in fiscal 1996 from 45% in fiscal 1995. The decrease in the cost of consulting, education and maintenance was principally caused by decreased costs in North America as the Company adjusted staffing levels to more closely align with demand.

         SALES AND MARKETING. For fiscal 1996, sales and marketing expense decreased by approximately $1,802,000 or 11% from fiscal 1995. In fiscal 1996, sales and marketing expense as a percentage of total revenues decreased to 48% from 51% the previous year primarily because of reduced marketing activities and reduced headcount. During the fourth quarter of fiscal 1996 the Company had increased marketing costs of approximately $600,000 principally related to advertising and promotion of the Company's new name and product strategy. This compares to $629,000 of costs incurred in fiscal 1995 related to the launch of the Company's new products together with the Company's user conference held in September 1994.

         RESEARCH AND DEVELOPMENT. Cayenne's belief that product and technical leadership are critical to its success has resulted in a high level of expenditures for product research and development. In fiscal 1996, the Company focused the majority of its research and development resources on porting its current products to new platforms and development of new products targeted at the client/server market. Research and development expense decreased by approximately $1,011,000 or 12% from fiscal 1995 to 1996 and also decreased as a percentage of revenue to 24% in fiscal 1996 versus 26% in fiscal 1995. This decrease is due primarily to reduced spending on the Ellipse and WindTunnel products, both of which are no longer considered strategic to the Company. The consolidation of the San Jose and Burlington facilities completed in late 1995 has also contributed to the lower expense base.

         GENERAL AND ADMINISTRATIVE. General and administrative expense as a percentage of total revenue amounted to 13% in both fiscal year 1996 and 1995. Expenses remained relatively flat for the year ended June 30, 1996 compared to the prior fiscal year.

         RESTRUCTURING AND OTHER COSTS. Based on the results of fiscal year 1996, and in conjunction with the contemplated merger between Cayenne and Cadre, the Company reviewed its product strategy and determined that several products including WindTunnel were no longer consistent with the Company's objectives. Accordingly, the Company evaluated the net realizable value of the related intangible assets and recorded a charge of approximately $1,125,000 principally related to the writeoff of the intangible asset acquired as part of its acquisition of WindTunnel Software, Inc. ("WindTunnel"). (See, also, Note 13.)

         Following the completion of certain significant development efforts and associated product introductions, the Company effected a restructuring on September 29, 1994 to streamline its operations and better align expenses with revenue. The Company recorded a restructuring charge of $2,000,000 during the three months ended


September 30, 1994. The restructuring included a charge of approximately
$1,500,000 in termination charges resulting from a 20% reduction in staff
(approximately 70 employees). Prior to the execution of this restructuring, the Board of Directors of the Company approved a plan to terminate certain specified employees and close certain facilities. Such plan was communicated to the employees of the Company prior to the end of the quarter and such employees were specifically identified and terminated. The termination benefits to such employees were consistent with the Company's written severance policy and agreements. The restructuring also included approximately $300,000 in related facilities expense associated with the closure of the Company's San Jose, California development facility. The Company also reorganized the operations of its German subsidiary by reducing its facilities and staff and is pursuing distribution arrangements in that territory. As part of the restructuring, the Company also evaluated the value of certain contracts based on a number of factors including business plans, budgets, economic projections and market analysis. Based on a review of these factors, the Company determined to cancel certain contracts. The termination costs associated with those contracts amounted to approximately $200,000 and are included in the restructuring charge.
At June 30, 1996, the Company believes it has met all obligations with regard to the restructuring.

      EFFECT OF INTERNATIONAL OPERATIONS ON INCOME (LOSS) FROM OPERATIONS

                                                              YEAR ENDED JUNE 30,
                                                              -------------------
                                                     1996            1995            1994
                                                     ----            ----            ----
INCOME (LOSS) FROM OPERATIONS
     United States ......................         $(2,354)       $ (6,025)       $ (7,408)
     Italy ..............................             336            (540)           (452)
     Rest of World ......................          (3,142)         (3,909)         (3,686)
                                                  -------        --------        --------
                                                  $(5,160)       $(10,474)       $(11,546)
                                                  =======        ========        ========

         In addition to the factors listed above, the operations of Cayenne's international subsidiaries significantly affected its results of operations in fiscal 1996, 1995 and 1994.

         For fiscal 1996, the loss from United States and Rest of World operations decreased by approximately $3,671,000 and $767,000, respectively, primarily due to reduced headcount and other cost control measures implemented by the Company. For fiscal 1996, Italian operations were profitable by $336,000 compared to a loss of $540,000 in fiscal 1995. This increase in profitability of the Italian subsidiary is attributable to a series of significant orders from a large systems integrator received during the second quarter of fiscal year 1996. Included in the fiscal 1995 results of operations is $2,000,000 of restructuring charges, approximately $1,700,000 in the United States, $240,000 in Rest of World and $60,000 in Italy.

         INTEREST INCOME, NET

         Interest income, net decreased in fiscal 1996 compared to fiscal 1995 due primarily to lower rates earned on balances available for investment.

         PROVISION FOR INCOME TAXES

         Because of the operating losses for fiscal 1996 and 1995, the tax provision for those periods are composed mostly of foreign withholding taxes and income taxes related to the profitability of certain foreign subsidiaries.

         At June 30, 1996, the Company had a deferred tax asset of approximately $23,000,000, composed principally of net operating loss carryforwards, which was offset fully by a valuation allowance due to the uncertainty of realization.

1995 COMPARED TO 1994

      SOFTWARE LICENSES. Software license revenue for fiscal 1995 amounted to $11,264,000 compared to $15,807,000 for fiscal 1994, a decrease of 29%. This decrease resulted primarily from continued aggressive efforts by Cayenne customers to move rapidly away from traditional, centralized mainframe development towards client/server and similar computing platforms. These efforts directly affected Cayenne's DB2/DBA and Analyst products worldwide, for which revenues in fiscal 1995 decreased by approximately $1,900,000 and $2,100,000, respectively, from fiscal 1994. These decreases in the Company's mainframe focused products were offset somewhat by approximately $1,000,000 contributed by the Company's GroundWorks and Terrain products which are two of the Company's new client/server products released in late fiscal 1995. Software license revenue for fiscal 1995 was also impacted by a reduction of approximately $550,000 in the Company's allowance for sales returns based on management's assessment of the Company's sales returns history and trends. Included in software license revenue for fiscal 1995 is a significant order of approximately $1,100,000 from an international customer. There were no similar large orders in the prior fiscal year.

      Cayenne typically does not grant to its customers a contractual right to return software products. Accordingly, no provision for estimated returns is generally recorded at the time of sale. When approved by management, however, Cayenne has accepted returns of certain software products and has provided an allowance for those specific products. Cayenne's return experience for fiscal 1995 and 1994 was approximately $261,000 and $325,000 respectively. Cayenne does not license its software products with any warranty provisions, and accordingly has not accrued any related warranty expense.

         CONSULTING AND EDUCATION. Total consulting and education revenue in fiscal 1995 increased over the preceding year by $1,377,000 or 15% due to the increased number and use of courses and services available to Cayenne's larger customer base in the Company's international subsidiaries. The increases in consulting and education revenue in Italy and Rest of World are also attributable to the addition of several long-term consulting contracts. Training courses are offered for each of Cayenne's major products. Typically, consulting and education revenue follows the trend of software license revenue and, therefore, the decline in license revenue experienced in the United States has caused the consulting and education revenue also to decline in fiscal 1995 from fiscal 1994.

         MAINTENANCE. Maintenance revenue for annual maintenance contracts is deferred and recognized ratably over the term of the agreement. The increase in maintenance revenue in Italy and Rest of World resulted from increased penetration of the international markets along with an increase in the portion of the customer base that renewed maintenance contracts. The decrease in maintenance revenue in the United States resulted primarily from the aforementioned market place migration to client/server tools and fewer customers renewing their maintenance contracts on mainframe based tools. The Company's client/server products were introduced late in fiscal 1995 and therefore there is minimal maintenance revenue from those products to offset the mainframe decline.

         COST OF REVENUE. Cayenne's cost of software licenses includes product packaging, documentation and media, as well as the amortization of capitalized software development costs. Cost of consulting and education services and maintenance includes personnel, travel and occupancy costs connected with providing such services.

        Costs of software licenses were $2,050,000 and $2,021,000 for fiscal 1995 and 1994, respectively. Fiscal 1995 and 1994 included the amortization of approximately $455,000 and $379,000 of purchased software related to the September 1993 acquisition of WindTunnel Software, Inc. ("Windtunnel"). Fiscal 1994 included the write-off of $250,000 of certain prepaid software royalties. Included in cost of software licenses was amortization of capitalized software development costs of $616,000 and $1,044,000 for fiscal 1995 and 1994, respectively. Fiscal year 1995 also included approximately $600,000 in software product royalties to third parties versus $67,000 in Fiscal 1994. Royalties are paid on certain products which the Company distributes for third parties.

         Capitalized software expenses are amortized over the estimated useful life of the products capitalized (generally two years, five years in the case of WindTunnel). As a result, amortized amounts are generally not tied directly to software license revenue in any particular period, causing fluctuations in the cost of software license revenue as a percentage of related software license revenue. Cost of software licenses as a percentage of related software license revenue was 18% and 13% for fiscal 1995 and 1994, respectively.

         The cost of consulting, education and maintenance as a percentage of related revenue increased to 45% in fiscal 1995 from 40% in fiscal 1994. The increase in the cost of consulting, education and maintenance was principally caused by increased international costs as the international subsidiaries increased staff and the use of third party consultants to meet the demand from several long-term consulting contracts.

         SALES AND MARKETING. For fiscal 1995, sales and marketing expense decreased by approximately $3,300,000 or 16% from fiscal 1994. In fiscal 1995, sales and marketing expense as a percentage of total revenues decreased to 51% from 56% the previous year due to better alignment of sales and marketing staffing and projected revenues. This decrease was due principally to reduced headcount effected through the restructurings in the first quarter of fiscal 1995 along with a move in North America towards telesales and away from direct field sales efforts. In fiscal 1995 and 1994, Cayenne began promoting a team selling approach in which telemarketing, corporate sales, and field sales representatives work together to identify, qualify, inform, and sell to prospective customers.

         RESEARCH AND DEVELOPMENT. Cayenne's belief that product and technical leadership are critical to its success has resulted in a high level of expenditures for product research and development. In fiscal 1995, the

Company focused its research and development resources on porting its current products to new platforms, continued development of the WindTunnel and Ellipse products and development of new products targeted at the client/server market. Research and development expense decreased by approximately $2,100,000 or 19% from fiscal 1994 to 1995 and also decreased as a percentage of revenue to 26% in fiscal 1995 versus 30% in fiscal 1994. This decrease is due primarily to reduced spending on the Ellipse product, and the addition of agreements with certain development partners whose funding offset approximately $460,000 of development expense. During fiscal 1995, the Company closed its San Jose facility and consolidated all research and development in Burlington, Massachusetts. Expenses were also reduced in other areas of research and development effected through the restructuring in September 1994.

         GENERAL AND ADMINISTRATIVE. General and administrative expense decreased to $4,253,000 in fiscal 1995 from $4,989,000 in fiscal 1994, a decrease of $736,000 or 15%. The reduction is due primarily to a decrease in goodwill amortization of approximately $400,000, along with continued expense controls in the Company's administrative areas.

         RESTRUCTURING COSTS. Following the completion of certain significant development efforts and associated product introductions, the Company effected a restructuring on September 29, 1994 to streamline its operations and better align expenses with revenue. The Company recorded a restructuring charge of $2,000,000 during the three months ended September 30, 1994. The restructuring included a charge of approximately $1,500,000 in termination charges resulting from a 20% reduction in staff (approximately 70 employees). Prior to the execution of this restructuring, the Board of Directors of the Company approved a plan to terminate certain specified employees and close certain facilities. Such plan was communicated to the employees of the Company prior to the end of the quarter and such employees were specifically identified and terminated. The termination benefits to such employees were consistent with the Company's written severance policy and agreements. The restructuring also included approximately $300,000 in related facilities expense associated with the closure of the Company's San Jose, California development facility. The Company also reorganized the operations of its German subsidiary by reducing its facilities and staff and is pursuing distribution arrangements in that territory. As part of the restructuring, the Company also evaluated the value of certain contracts based on a number of factors including business plans, budgets, economic projections and market analysis. Based on a review of these factors, the Company determined to cancel certain contracts. The termination costs associated with those contracts amounted to approximately $200,000 and are included in the restructuring charge. The Company believes the accrued restructuring balance of $90,000 at June 30, 1995 represents its cash obligations, principally employee related and facilities costs, significantly all of which are expected to be disbursed by the end of fiscal 1996.

        CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT. In November 1993, the Company acquired substantially all the assets of Cooperative Solutions, Inc. ("CSI") of San Jose, California, including its product line, research and development efforts, and employee and customer bases in exchange for assuming certain liabilities. The purchase price, which was equal to the liabilities assumed, was approximately $2.2 million. The acquisition was accounted for as a purchase. The purchase price first was allocated to tangible assets based on their fair market values. The remaining purchase price was allocated to purchased research and development for software which has not reached technological feasibility and has no alternative future use. A charge for purchased research and development of $1.7 million was recorded upon the closing of the acquisition in the Company's fiscal quarter ended December 31, 1993.

         In addition to the factors listed above, the operations of Cayenne's international subsidiaries significantly affected its results of operations in fiscal 1995 and 1994.

         For fiscal 1995, the loss from Rest of World operations increased by approximately $223,000 to $3,909,000. For fiscal 1995, the loss from Italian operations increased by $88,000, to $540,000 versus $452,000 in fiscal 1994. This increase is attributable to reduced software license revenue and start up costs associated with several long-term consulting contracts. Included in the results of operations for fiscal 1995 is $2,000,000 of restructuring charges, approximately $1,700,000 in the United States, $240,000 in Rest of World and $60,000 in Italy.

         INTEREST INCOME, NET

         Interest income, net increased in fiscal 1995 compared to fiscal 1994 due primarily to higher rates earned on balances available for investment.

         PROVISION FOR INCOME TAXES

         Because of the operating losses for fiscal 1995 and 1994, the tax provision for those periods are composed mostly of foreign withholding taxes and income taxes related to the profitability of certain subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1996 the Company's principal sources of liquidity included cash and cash equivalents aggregating $11,549,000 and a secured bank line of credit in the amount of $4,000,000 discussed below. Cash and cash equivalents increased by $3,344,000 compared to fiscal 1995. For fiscal 1996, cash flows were principally affected by the loss from operations and were offset by proceeds of approximately $6.0 million from the Company's private placement in the first quarter of fiscal 1996. The Company's principal long-term cash commitments are for office space operating leases.

         On June 30, 1996, Cayenne had no material commitments for capital expenditures.

         On June 6, 1996, the Company amended and restated its revolving credit agreement with a bank to borrow up to $4,000,000, increasing to $5,000,000 upon achievement of profitability. The Company extended the term of such agreement through October 5, 1996 and revised certain of the financial and operating covenants as well as the borrowing base thereunder. The loan is contingent upon meeting certain financial and operating covenants at the time of any borrowing and over the life of the loan, including profitability of $250,000 in the fourth quarter of fiscal 1996, for which the Company obtained a waiver of compliance. The loan is secured by all of the assets of the Company and any borrowing amounts are tied to a percentage of qualified accounts receivable outstanding at the time of any borrowing. The financial covenants include the attainment of certain specified levels of consolidated net income (loss) at the end of each quarter, tangible net worth (generally defined as the excess of tangible net assets of the Company over total liabilities (excluding any outstanding redeemable preferred stock)) at the end of each quarter and month, and liquidity (generally defined as cash and cash equivalents plus eligible domestic accounts receivable and eligible international accounts receivable less any indebtedness to the bank) at the end of each month. The Company was in compliance with all covenants as waived at June 30, 1996. At June 30, 1996, the borrowing base under the revolving credit agreement was approximately $1,723,000. The Company is concluding negotiations with the bank to amend and extend its credit agreement through October 5, 1997, to establish certain of the financial and operating covenants as well as the borrowing base thereunder similar to those set forth above and to set the borrowing limit at $5,000,000.

         On July 18, 1996, the Company received shareholder approval to merge with Cadre of Providence, Rhode Island. In connection with the merger the Company issued 4,716,442 shares of Cayenne common stock for all of the outstanding capital stock of Cadre. The transaction is expected to be accounted for as a pooling-of-interests for accounting purposes beginning in the first quarter of fiscal year 1997. The combined companies expect to incur charges to operations estimated between $6 million to $7 million during the first quarter of fiscal 1997 to reflect costs associated with combining the operations of the two companies, transaction fees and other costs incident to the merger. Included in the estimated charge is approximately $1.6 million of employee related termination expenses, $1.5 million of legal, accounting, broker and other professional fees, $1.5 million of facility closure and consolidation expenses, and $2.4 million of other miscellaneous expenses associated with the consolidation of the two companies and the Company name change. In conjunction with the merger, the Company guaranteed a $1,500,000 advance made to Cadre by Silicon Valley Bank which was applied against the Company's borrowing base under its credit agreement.

         With the additional $6.0 million the Company raised in its September 1995 private placement and its revolving credit agreement, the Company anticipates that existing cash balances and funds generated from operations will provide sufficient cash resources to finance its current operations, including Cadre, and projected capital expenditures through fiscal 1997. Thereafter, the Company's cash requirements will depend upon the results of future operations, including the impact of the Cadre acquisition, which cannot be foreseen. There can be no assurance that the Company will be able to meet its loan covenants, achieve its operating plan and return to profitability, and the failure to do so may have a material adverse impact on the Company's business and operations. The Company expects to incur a significant loss from operations in the first quarter of fiscal 1997 which will include an estimated $6 million to $7 million in charges discussed above associated with its acquisition of Cadre completed in July 1996.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is effective for the Company's fiscal year 1997. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the effect of adopting this statement will not be material.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which is effective for the Company's fiscal year 1997. The Company has determined that it will elect the disclosure-only alternative. The Company will be required to disclose the pro forma net income or loss and per share amounts in the notes to the financial statements using the fair value based method beginning in fiscal 1997 with comparable disclosures for fiscal 1996. The Company has not determined the impact of these pro forma adjustments.

FOREIGN CURRENCY

         All of Cayenne's foreign sales, other than those of its foreign subsidiaries, are invoiced and collected in United States dollars. Cayenne experienced no significant gains or losses on foreign currency transactions or translations in fiscal 1996, 1995 or 1994. No assurance can be given, however, that it will not experience such material affects subsequent to June 30, 1996.

INFLATION

         To date, inflation has not had a material impact on Cayenne's revenues or income.

QUARTERLY PERFORMANCE

         Cayenne's revenues vary from quarter to quarter; historically, the largest portion of Cayenne's revenue has been recognized in the fourth quarter of a fiscal year. The first quarter is traditionally Cayenne's slowest quarter. In the normal course of events, Cayenne may realize lower revenue in the first quarter than in the preceding quarter and also could realize lower revenue in the third quarter than in the preceding second quarter. Cayenne has also frequently recognized more revenue in the last month of each quarter than in either of the preceding two months. Cayenne believes these quarterly and monthly patterns have been partly attributable to Cayenne's sales commission policies, which compensate sales personnel for meeting or exceeding annual quotas, and to the budgeting and purchasing cycles of customers. In addition, Cayenne's revenue and earnings have fluctuated historically, and may fluctuate in the future, due to the timing of large individual orders. In the second quarter of fiscal 1996, the Company had a series of significant orders from a major systems integrator totaling $2.4 million.

The Company completed an order for approximately $1.1 million from an international customer in the third quarter of fiscal 1995.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the following:

         The Company's future operating results are dependent on its ability to develop product and market new and innovative products and services. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company bring to market in a timely fashion new products and services which meet customers' changing needs.

         Historically, the Company has generated a disproportionate amount of its operating revenues toward the end of each quarter, making precise prediction of revenues and earnings particularly difficult and resulting in risk of variance of actual results from those forecast at any time. In addition, the Company's operating results historically have varied from fiscal period to fiscal period; accordingly, the Company's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

         The Company operates in a highly competitive environment and in a highly competitive industry, which include significant pricing pressures and intense competition for skilled employees. From time to time, the Company may experience unanticipated intense competitive pressure, possibly causing operating results to vary from those expected.

         The Company offers its products and services directly and through indirect distribution channels. Changes in the financial condition of, or the Company's relationship with, distributors and other indirect channel partners could cause actual operating results to vary from those expected.

         The Company does business worldwide. Global and/or regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, currency fluctuations, changes in monetary policy and tariffs, and federal, state and international laws could impact the Company's financial condition or future results of operations.

         The market price of the Company's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the information technology industry, as well as general economic conditions and other factors external to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CAYENNE SOFTWARE, INC.

               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            Page
         Report of Independent Accountants..............................................................      35

         Consolidated Balance Sheets as of June 30, 1996 and 1995.......................................      36

         Consolidated Statements of Operations for the years ended June 30, 1996, 1995 and 1994.........      37

         Consolidated Statements of Stockholders' Equity for the years ended June 30, 1996, 1995
         and 1994.......................................................................................      38

         Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994.........      39

         Notes to Consolidated Financial Statements.....................................................      40

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cayenne Software, Inc.:

         We have audited the accompanying consolidated balance sheets of Cayenne Software, Inc. (formerly Bachman Information Systems, Inc.) as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cayenne Software, Inc. as of June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                                   COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
August 20, 1996

                             CAYENNE SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                         JUNE 30,
                                                                                                 ------------------------
                                                                                                   1996           1995
                                                                                                   ----           ----
                                     ASSETS

Current assets:
   Cash and cash equivalents (including securities purchased under agreements to
     resell of $699 and $2,148 at June 30, 1996 and 1995, respectively) ..................       $ 11,549        $  8,205
   Trade accounts receivable, less allowance for sales returns and doubtful
     accounts of $716 and $718 at June 30, 1996 and 1995, respectively ...................          8,010           8,207
   Prepaid expenses and other current assets .............................................          2,020           1,001
                                                                                                 --------        --------
         Total current assets ............................................................         21,579          17,413
Property and equipment, less accumulated depreciation and amortization ...................          1,315           1,887
Capitalized software costs, less accumulated amortization of $3,239
 at June 30, 1995 ........................................................................           --             1,441
Other assets .............................................................................            422             468
                                                                                                 --------        --------
Total assets .............................................................................       $ 23,316        $ 21,209
                                                                                                 ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................................................       $  1,564        $  2,041
   Accrued expenses ......................................................................          1,725           1,244
   Accrued compensation and benefits .....................................................          2,161           2,081
   Accrued restructuring costs (Note 13) .................................................           --                90
   Income and other taxes payable ........................................................          1,967             988
   Obligations under capital lease .......................................................             59              34
   Deferred revenue ......................................................................          5,132           5,547
                                                                                                 --------        --------
         Total current liabilities .......................................................         12,608          12,025
Obligations under capital lease ..........................................................             59              51
Commitments and contingencies (Note 7) ...................................................           --              --
Redeemable Series A Convertible Preferred Stock, $1.00 par value; 5.000 shares authorized; 0 and 1.787 shares outstanding at June 30, 1996 and 1995,
 respectively (aggregate liquidation preference of $5,493 at June 30, 1995) ..............           --             5,493

Stockholders' equity:
   Common stock, $.01 par value; 26,200 shares authorized; 12,759 and 9,398 shares issued
     and outstanding at June 30, 1996 and 1995, respectively .............................            128              94
   Additional paid-in capital ............................................................         68,366          55,653
   Accumulated deficit ...................................................................        (57,421)        (51,588)
   Accumulated translation adjustments ...................................................           (424)           (519)
                                                                                                 --------        --------
     Stockholders' equity ................................................................         10,649           3,640
                                                                                                 --------        --------
Total liabilities and stockholders' equity ...............................................       $ 23,316        $ 21,209
                                                                                                 ========        ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             CAYENNE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             YEAR ENDED JUNE 30,
                                                                    ------------------------------------
                                                                    1996            1995            1994
                                                                    ----            ----            ----
Revenues:
   Software license .....................................       $ 12,658        $ 11,264        $ 15,807
   Consulting and education services ....................          8,911          10,330           8,953
   Maintenance ..........................................         10,383          11,728          11,742
                                                                --------        --------        --------
      Total revenues ....................................         31,952          33,322          36,502

Costs and expenses:
   Cost of revenues
      Cost of software licenses .........................          1,216           2,050           2,021
      Cost of consulting and education services
        and maintenance .................................          7,630           9,810           8,224
   Sales and marketing ..................................         15,205          17,007          20,307
   Research and development .............................          7,665           8,676          10,771
   General and administrative ...........................          4,271           4,253           4,989
   Restructuring and other costs (Note 13) ..............          1,125           2,000            --
   Charge for purchased research and development (Note 2)           --              --             1,736
                                                                --------        --------        --------
      Total costs and expenses ..........................         37,112          43,796          48,048
                                                                --------        --------        --------
Loss from operations ....................................         (5,160)        (10,474)        (11,546)
Interest income .........................................            358             499             459
Other income ............................................            116            --              --
Interest expense ........................................             64              39              97
                                                                --------        --------        --------
Loss before provision for income taxes ..................         (4,750)        (10,014)        (11,184)
Provision for income taxes ..............................          1,083             246             357
                                                                --------        --------        --------
Net loss ................................................       $ (5,833)       $(10,260)       $(11,541)
                                                                ========        ========        ========

Loss per common share (Note 1) ..........................       $  (0.51)       $  (1.12)       $  (1.30)
                                                                ========        ========        ========
Weighted average number of common and
  common equivalent shares outstanding ..................         11,478           9,181           8,844
                                                                ========        ========        ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             CAYENNE SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                 COMMON STOCK            ADDITIONAL     ACCUMULATED
                                           ----------------------         PAID-IN       TRANSLATION     ACCUMULATED    STOCKHOLDERS'
                                           SHARES          AMOUNT         CAPITAL       ADJUSTMENTS       DEFICIT         EQUITY
                                           ------          ------         -------       -----------       -------      -------------

Balance, June 30, 1993 ............          8,191        $     82        $ 51,480       $     65        $(29,787)       $ 21,840
Stock options exercised ...........            181               2             222                                            224
Issuance of common stock under
  Employee Stock Purchase Plan ....             39                              97                                             97
Issuance of common stock in
  acquisition of business .........            650               7           2,268                                          2,275
Currency translation adjustment ...                                                          (387)                           (387)
Net loss for the year .............                                                                       (11,541)        (11,541)
                                          --------        --------        --------       --------        --------        --------

Balance, June 30, 1994 ............          9,061              91          54,067           (322)        (41,328)         12,508
Stock options exercised ...........            302               3             839                                            842
Issuance of common stock under
  Employee Stock Purchase Plan ....             35                              76                                             76
Issuance of warrants in conjunction
  with the preferred stock ........                                            319                                            319
Proceeds from Section 16(b) profits                                            352                                            352
Currency translation adjustment ...                                                          (197)                           (197)
Net loss for the year .............                                                                       (10,260)        (10,260)
                                          --------        --------        --------       --------        --------        --------

Balance, June 30, 1995 ............          9,398              94          55,653           (519)        (51,588)          3,640
Stock options exercised ...........            259               3             893                                            896
Issuance of common stock under
  Employee Stock Purchase Plan ....             14                              82                                             82
Conversion of Series A Preferred
  Stock ...........................          1,787              18           5,475                                          5,493
Exercise of Warrants ..............            187               2             498                                            500
Issuance of common stock  through
  private placement ...............          1,114              11           5,765                                          5,776
Currency translation adjustment ...                                                            95                              95
Net loss for the year .............                                                                        (5,833)         (5,833)
                                          --------        --------        --------       --------        --------        --------

Balance, June 30, 1996 ............         12,759        $    128        $ 68,366       $   (424)       $(57,421)       $ 10,649
                                          ========        ========        ========       ========        ========        ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             CAYENNE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEAR ENDED JUNE 30,
                                                                ----------------------------------------
                                                                    1996            1995            1994
                                                                    ----            ----            ----
Cash flows from operating activities:
     Net loss ...........................................       $ (5,833)       $(10,260)       $(11,541)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Charge for purchased research and development ......           --              --             1,736
     Depreciation and amortization ......................          1,596           2,541           3,829
     Write-down of intangible asset .....................            986            --              --
   Change in operating assets and liabilities, net of
     effects of acquisitions
        Trade accounts receivable .......................            184             (93)          1,289
        Prepaid expenses and other current assets .......         (1,028)             87             778
        Accrued expenses ................................            578            (790)         (1,016)
        Accrued restructuring costs .....................            (90)           (741)         (1,297)
        Accounts payable ................................           (477)           (498)          1,161
        Accrued compensation and benefits ...............             30            (130)            566
        Income and other taxes payable ..................            933             397            (306)
        Deferred revenue ................................           (461)            152          (1,945)
                                                                --------        --------        --------
Net cash used in operating activities ...................         (3,582)         (9,335)         (6,746)
Cash flows from investing activities:
     Purchases of property and equipment ................           (432)           (578)         (1,456)
     Acquisition of businesses ..........................           --              --            (1,511)
                                                                --------        --------        --------
Net cash used in investing activities ...................           (432)           (578)         (2,967)
Cash flows from financing activities:
     Proceeds from issuance of common stock .............             82              76              97
     Proceeds from private placement ....................          5,776            --              --
     Proceeds from exercise of warrants .................            500            --              --
     Proceeds from exercise of stock options ............            896             842             224
     Proceeds from issuance of preferred
        stock and warrants (net of issuance costs) ......           --             5,812            --
     Proceeds from Section 16(b) profits ................           --               352            --
     Payments under capital lease obligations ...........            (48)           (174)           (327)
     Payments of notes payable ..........................           --              --               (29)
                                                                --------        --------        --------
Net cash provided by (used in) financing activities .....          7,206           6,908             (35)
   Effect of foreign exchange rates on cash and
      cash equivalents ..................................            152              87              84
                                                                --------        --------        --------

Net increase (decrease) in cash and cash equivalents ....          3,344          (2,918)         (9,664)
Cash and cash equivalents at beginning of year ..........          8,205          11,123          20,787
                                                                --------        --------        --------
Cash and cash equivalents at end of year ................       $ 11,549        $  8,205        $ 11,123
                                                                ========        ========        ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             CAYENNE SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements include the accounts of Cayenne Software, Inc. (formerly Bachman Information Systems, Inc.) ("the Company" or "Cayenne") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

         The Company develops, markets and supports an integrated suite of software products and services. Many Fortune 1000 companies and government agencies around the world use Cayenne products as they develop, implement, and maintain business-critical information systems. Cayenne's products are designed around an innovative open architecture that enables organizations to create applications that integrate diverse information sources into new high-performance computing environments, to modify applications as business and technology change, and to run those applications on a variety of platforms. Cayenne's approach to reusability and its open architecture directly support client/server initiatives and partnerships with other leading software vendors.

         TRANSLATION OF FOREIGN CURRENCIES

         Assets and liabilities of all foreign subsidiaries are translated at period-end rates of exchange, and income statement accounts are translated at average rates of exchange. Resulting translation adjustments are recorded as a separate component of stockholders' equity, "Accumulated Translation Adjustments."

         Gains and losses resulting from foreign currency transactions were immaterial for all periods presented.

         REVENUE RECOGNITION

         Revenue from product license fees is recognized upon shipment. At the time the Company recognizes revenue from the sale of software products, no significant vendor obligations remain and the costs of insignificant support obligations are accrued. The Company typically does not grant to its customers a contractual right to return software products. Accordingly, no provision for estimated returns is generally recorded at the time of the sale. When approved by management, however, the Company has accepted returns of certain software products and has provided an allowance for those specific products. Maintenance revenue for annual maintenance contracts is deferred and recognized ratably over the term of agreement. Revenue from consulting and education services is recognized as the related services are performed.

         COST OF REVENUE

         Cost of software licenses includes capitalized software amortization expense (see Notes 1 and 4) and other costs principally related to the duplication and distribution of licensed software products. Cost of consulting and education services and maintenance includes personnel, travel and occupancy costs connected with providing such services.

         DEFERRED REVENUE

         Maintenance revenue which is not yet earned is included in deferred revenue.

                             CAYENNE SOFTWARE, INC.

                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)



         CASH EQUIVALENTS

         Cash equivalents consist of highly liquid investments with maturities of less than ninety days when acquired. These investments are stated at cost plus accrued interest, which approximates market value. Included in cash and cash equivalents at June 30, 1996 and 1995, respectively, are $699,000 and $2,148,000 in United States Treasury Securities under agreement to resell in July 1996 and 1995, respectively. Treasury securities purchased under agreements to resell are held in safekeeping by the Company's bank.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. At disposition, the cost of property and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the statement of operations. Depreciation and amortization are provided on the straight-line method over the estimated useful life of the related assets as follows:

         Computer and related equipment.......................    3 to 5 years
         Equipment under capital lease........................    Shorter of life of lease or useful life
         Office furniture and fixtures........................    5 to 7 years
         Leasehold improvements...............................    Shorter of life of lease or useful life

         SOFTWARE COSTS AND OTHER INTANGIBLE ASSETS

         In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain software costs after technological feasibility of the product has been established. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software costs are amortized, on a product by product basis, ratably over the estimated economic life of the product (generally two years, five years in the case of WindTunnel), or the ratio of current gross revenues to total current and expected future gross revenues of the product, whichever is greater.

         The Company evaluates the net realizable value of capitalized software costs in accordance with paragraph 10 of SFAS 86. The Company evaluates the net realizable value of capitalized software and other intangible assets on an ongoing basis relying on a number of factors including operating results, business plans, budgets and economic projections and undiscounted cash flows. In addition, the Company's evaluation considers non-financial data such as market trends, product development cycles and changes in management's market emphasis.

         Costs in excess of net assets of acquired companies are amortized on a straight-line basis over a ten-year period. Goodwill totaled $581,000 before accumulated amortization of $246,000 and $188,000 at June 30, 1996 and 1995, respectively.

         INCOME TAXES

         In fiscal 1994, the Company adopted the Financial Accounting Standards Board Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires the use of the asset and liability approach for accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. SFAS 109 also requires a

                             CAYENNE SOFTWARE, INC.

                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


valuation reserve against deferred assets if based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. There was no material impact on the Company's results of operations and financial position when SFAS 109 was adopted in 1994. Prior fiscal years were not restated.

         LOSS PER COMMON SHARE

         Loss per common share is computed based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each year except in loss years. Dilutive common equivalent shares consist of preferred stock, warrants and stock options (calculated using the treasury stock method). For the years ended June 30, 1996, 1995 and 1994, common equivalent shares are excluded from the primary earnings per share calculation as they are antidilutive. Fully diluted and primary earnings per share are the same amounts for fiscal 1995 and 1994. Fully diluted earnings per share is $(.47) in fiscal 1996 as the Company's redeemable Series A Convertible Preferred Stock is assumed to be converted at the beginning of the year.

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of temporary cash investments and trade receivables.

         The Company invests its cash in deposits with major banks and in money market investments and obligations of the United States Government and Federal agencies. The Company has not experienced any significant losses on its investments.

         Concentrations of credit risk with respect to trade receivables include receivables from a significant customer (see, also, Note 8.) and are otherwise limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Such losses to date have been within management's expectations.

2.       BUSINESS COMBINATIONS

         On September 10, 1993, the Company acquired Chicago-based WindTunnel Software, Inc. ("WindTunnel") in a merger transaction accounted for as a purchase. The Company acquired WindTunnel in exchange for 650,000 shares of the Company's common stock. The purchase price of WindTunnel was approximately $2,500,000, based upon a stock price of $3.50 (which approximated the fair market value of the Company's common stock at the time of the merger) for each of the 650,000 shares of the Company's common stock issued in the merger and the direct costs of the acquisition. The net tangible assets of WindTunnel acquired by the Company were insignificant. The purchase price was allocated to the fair value of WindTunnel's software, and is being amortized over five years. The fiscal 1994 results reflect the allocation of the purchase price in accordance with generally accepted accounting principles and include the results of operations for WindTunnel since the acquisition date. (See, also, Note 13.)

         On November 16, 1993, the Company acquired substantially all the assets of Cooperative Solutions, Inc. ("CSI") of San Jose, California, including its product line, research and development efforts, and employee and customer bases in exchange for assuming certain liabilities. The acquisition was accounted for as a purchase. The purchase price, which was equal to the liabilities assumed, was approximately $2.2 million. The purchase price was first allocated to tangible assets based on their fair market values. The remaining purchase price was allocated to the fair value of purchased research and development for software which had not reached technological feasibility and had no alternative future use. A charge for purchased research and development of $1.7 million was recorded upon the closing of the acquisition in the Company's fiscal quarter ended December 31, 1993. The fiscal 1994 results reflect the allocation of the purchase price in accordance with generally accepted accounting principles and include the results of operations for CSI since the acquisition date.

                             CAYENNE SOFTWARE, INC.

                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


3.       PROPERTY AND EQUIPMENT


         Property and equipment consists of the following:

                                                                        JUNE 30,
                                                                ---------------------
                                                                   1996          1995
                                                                   ----          ----
         Property and equipment
           Computer and related equipment ...............       $ 3,918       $10,797
           Equipment under capital leases ...............           179            97
           Office furniture and fixtures ................           478           999
           Leasehold improvements .......................           171           324
                                                                -------       -------
               Total ....................................         4,746        12,217
           Less accumulated depreciation and amortization         3,431        10,330
                                                                -------       -------
                                                                $ 1,315       $ 1,887
                                                                =======       =======

         Accumulated amortization for equipment under capital leases was $69,000 and $26,000 as of June 30, 1996 and 1995, respectively. During fiscal 1996, the Company wrote-off $7,964,000 of fully depreciated assets.

4.       CAPITALIZED SOFTWARE COSTS

         The Company did not capitalize costs related to internally developed software during any of the fiscal years ended June 30, 1996, 1995, and 1994 respectively. (See, also, Note 13.)

Amortization expenses for previously capitalized software costs for the fiscal years ended June 30, 1996, 1995, and 1994 was approximately $0, $616,000 and $1,044,000, respectively. The Company also amortized $456,000, $456,000 and $379,000 of purchased software acquired in the WindTunnel transaction.

5.       INCOME TAXES

         The components of net deferred tax assets were as follows:

                                                                  JUNE 30
                                                         ------------------------
                                                             1996            1995
                                                             ----            ----
                  Deferred tax assets:
                  Net operating loss carryforwards       $ 20,250        $ 18,367
                  Tax credit carryforwards                  1,417           1,417
                  Other                                     1,351           1,038
                                                         --------        --------
                  Gross deferred tax asset                 23,018          20,822
                  Valuation allowance                     (23,018)        (20,822)
                                                         --------        --------
         Net deferred tax asset                          $      0        $      0
                                                         ========        ========

         The entire deferred tax asset has been fully reserved with a valuation allowance due to the uncertainty of realization. The Company has historically not generated consistent taxable income sufficient to ensure usage of the deferred tax asset.

         At June 30, 1996, the Company had remaining tax net operating loss ("NOL") carryforwards of approximately $51,000,000, including approximately $4,800,000 for international operations, currently available

                             CAYENNE SOFTWARE, INC.

                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


to offset future taxable income and unused federal tax credits of approximately $1,400,000. If not utilized, these credits and carryforwards will expire between the years 2004 and 2011. Due to the Company's issuances of stock, the Tax Reform Act of 1986 has restricted the Company's use of approximately $7,000,000 of its existing NOL carryforwards.

         The provision for income taxes recorded in the years ended June 30, 1996, 1995 and 1994 consists of the following:

                                                    YEAR ENDED JUNE 30,
                                            --------------------------------
                                             1996         1995         1994
                                            ------       ------       ------
         Federal-current ...........          --           --           --
         State .....................        $  120         --           --
         Foreign taxes .............           963       $  246       $  357
                                            ------       ------       ------
             Total provision .......        $1,083       $  246       $  357
                                            ======       ======       ======


The effective tax rates for the years ended June 30, 1996, 1995 and 1994 are not meaningful, as the Company was in a net loss position.

6.       EMPLOYEE BENEFIT PLANS

         The Company has a 401(k) defined contribution plan which is available to all U.S. employees. The Company made no contributions to the plan in the years ended June 30, 1996, 1995, and 1994.

         The Company's 1992 Employee Stock Purchase Plan (the "Plan") permits eligible employees to purchase up to a maximum of 625 shares of stock quarterly on October 31, January 31, April 30, and July 31 at a purchase price equal to 85% of the market price of the Company's common stock on either the first or last day of each quarterly period, whichever price is lower, through accumulation of payroll deductions of up to 20% of each participating employee's qualifying compensation during such quarterly period. The Plan commenced operations on May 1, 1992. At June 30, 1996, 300,000 shares were reserved for issuance under the Plan of which approximately 183,000 shares have been purchased by employees.

7.       COMMITMENTS AND CONTINGENCIES

         The Company leases office space under cancelable and non-cancelable operating leases. Rent expense in the fiscal years ended June 30, 1996, 1995 and 1994 under such arrangements totaled $2,084,000, $2,194,000, and $2,198,000, respectively.

                             CAYENNE SOFTWARE, INC.

                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


         The Company also leases certain equipment under long-term leases. At June 30, 1996, long-term lease commitments were as follows:

                                                               OFFICE SPACE      EQUIPMENT
                                                                 OPERATING        CAPITAL
                                                                   LEASES          LEASES
                                                               ------------      ---------

         Year ended June 30, 1997............................      $2,008           $ 64
         Year ended June 30, 1998............................         687             28
         Year ended June 30, 1999............................         645             21
         Year ended June 30, 2000............................         154             21
         Year ended June 30, 2001............................         122              7
                                                                   ------           ----
             Total...........................................      $3,616            141
         Less amount representing interest...................                         23
                                                                                    ----
         Present value of minimum lease payments.............                        118
         Less current portion................................                         59
                                                                                    ----
         Long-term portion...................................                       $ 59
                                                                                    ====

         Included in the table above are the effects of a non-cancelable facility sublease agreement for approximately $17,000 for fiscal year 1997.

         In connection with the merger between the Company and Cadre, the Company guaranteed a $1,500,000 advance provided to Cadre by the Company's bank which was applied against the Company's borrowing base.

8.       BUSINESS SEGMENT AND GEOGRAPHIC DATA

         The Company operates in one business segment: development, marketing and support of an integrated suite of software products and services. The Company markets and services its products in the United States and in foreign countries through its direct sales organization and distributors (which are independent representatives). The Company's foreign operations are primarily sales and customer service organizations. Geographic information for the years ended June 30, 1996, 1995 and 1994 is as follows:

                                                      YEAR ENDED JUNE 30,
                                           ----------------------------------------
                                             1996            1995            1994
                                           --------        --------        --------
SALES TO UNAFFILIATED CUSTOMERS
     United States .................       $ 10,896        $ 14,700        $ 17,700
     Italy .........................         13,982           9,519           8,020
     Rest of World .................          5,801           7,700           8,717
     Export sales from United States          1,273           1,403           2,065
     Intra-company transfers .......          7,046           4,803           4,673
     Intra-company eliminations ....         (7,046)         (4,803)         (4,673)
                                           --------        --------        --------
                                           $ 31,952        $ 33,322        $ 36,502
                                           ========        ========        ========

INCOME (LOSS) FROM OPERATIONS
     United States .................       $ (2,354)       $ (6,025)       $ (7,408)
     Italy .........................            336            (540)           (452)
     Rest of World .................         (3,142)         (3,909)         (3,686)
                                           --------        --------        --------
                                           $ (5,160)       $(10,474)       $(11,546)
                                           ========        ========        ========

                             CAYENNE SOFTWARE, INC.

                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                      JUNE 30,
                                                     ------------------------------------------
                                                       1996             1995             1994
                                                     --------         --------         --------
IDENTIFIABLE ASSETS
     United States..........................         $ 20,468         $ 18,971         $ 24,283
     Italy..................................            7,894            7,502            5,895
     Rest of World..........................            4,437            3,641            4,901
     Eliminations...........................           (9,483)          (8,905)          (9,039)
                                                     --------         --------         --------
                                                     $ 23,316         $ 21,209         $ 26,040
                                                     ========         ========         ========

         Revenues from a major customer as a percentage of total revenue for the years ended June 30, 1996, 1995 and 1994 were 31%, 20% and 13%, respectively. Included in the results of operations for the year ended June 30, 1995 is $2,000,000 of restructuring charges, approximately $1,700,000 in the United States, $240,000 in Rest of World and $60,000 in Italy.

9.       CAPITAL STOCK

         The Company has 1,600,000 shares of $1.00 par value "blank check" preferred stock authorized. Such shares may be issued in one or more future series by the Board of Directors and, subject to certain limitations so as not to adversely effect other holders of preferred stock, if any, are to have such rights and preferences as the Board of Directors establishes before issuance. On November 21, 1994, the Company issued 1,787.073 shares of redeemable Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is initially convertible into 1,000 shares of common stock and is entitled to cast votes equal to the number of shares of common stock into which such preferred stock is convertible. In connection with the issuance of the Series A preferred stock, the Company issued to the Series A preferred stockholders three-year warrants to purchase 357,415 shares of the Company common stock (with Registration Rights) at an exercise price of $3.28 per share. These warrants were valued at $319,000 and are included in additional paid in capital. As of June 30, 1996, all shares of Series A Convertible Preferred Stock have been converted to common stock. Also during fiscal year 1996, the Company received $500,000 in connection with the exercise of warrants. Warrants for 204,976 shares of common stock remain outstanding at June 30, 1996.

10.      STOCK OPTIONS

         Under the Company's amended and restated incentive and nonqualified stock option plan, incentive stock options can be granted to employees and consultants entitling them to purchase shares of common stock within one to ten years from the date of grant at option prices equal to the fair market value at the date of grant. Nonqualified stock options are generally granted under the same terms. The vesting period for stock options is generally four years. The exercise price for incentive stock options may not be less than the fair market value of the common stock on the date of the grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the total combined voting power of all classes of stock of the Company). At June 30, 1996, the number of shares issuable under the Plan is 4,250,000.

                             CAYENNE SOFTWARE, INC.

                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


                                                      NUMBER              PRICE
                                                     OF SHARES          PER SHARE
                                                     ---------          ---------

         Options outstanding on June 30, 1993        1,176,304        $ .30 -$7.50
           Options granted ..................        1,419,386         1.88 - 3.50
           Options exercised ................         (181,380)         .75 - 3.00
           Options canceled .................         (368,626)        1.20 - 7.50
                                                     ---------

         Options outstanding on June 30, 1994        2,045,684          .30 - 7.50
           Options granted ..................          539,150         1.88 - 6.50
           Options exercised ................         (301,624)         .30 - 4.88
           Options canceled .................         (586,728)         .75 - 7.50
                                                     ---------

         Options outstanding on June 30, 1995        1,696,482         1.20 - 8.75
           Options granted ..................          790,307         6.00 - 8.75
           Options exercised ................         (259,263)        1.20 - 7.50
           Options canceled .................         (317,878)        1.88 - 8.75
                                                     ---------

         Options outstanding on June 30, 1996        1,909,648         1.20 - 8.75
         Shares exercisable at June 30, 1996           700,648        $1.20 -$8.75


11.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                  YEAR ENDED JUNE 30,
                                                                           --------------------------------
                                                                            1996         1995         1994
                                                                           ------       ------       ------

         Cash Paid For:
         Interest.............................................             $   64       $   39       $   97
         Income taxes.........................................                395          321          251

         Non Cash Investing and Financing Activity:
         Increase in capital lease obligations................                 81           97          --
         Conversion of Redeemable Series A Preferred Stock....              5,493          --           --

                             CAYENNE SOFTWARE, INC.

                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


12.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                             FISCAL YEAR 1996
                                                              ----------------------------------------------
                                                               FIRST       SECOND        THIRD       FOURTH
                                                              QUARTER      QUARTER      QUARTER      QUARTER
                                                              -------      -------      -------      -------
         Revenues.........................................    $ 6,707      $10,247      $ 7,028     $ 7,970
         Cost of Revenue..................................      2,228        2,403        2,203       2,012
         Income (loss) from operations....................     (2,014)         640       (1,443)     (2,343)
         Net income (loss)................................     (2,145)         499       (1,348)     (2,839)
         Net income (loss) per common share...............    $ (0.21)     $  0.04      $ (0.11)    $ (0.23)

                                                                             FISCAL YEAR 1995
                                                              ----------------------------------------------
                                                               FIRST       SECOND        THIRD       FOURTH
                                                              QUARTER      QUARTER      QUARTER      QUARTER
                                                              -------      -------      -------      -------
         Revenues.........................................    $ 6,584      $ 8,776      $ 8,398      $9,564
         Cost of Revenue..................................      2,705        3,158        2,722       3,275
         Income (loss) from operations....................     (7,469)      (1,376)      (1,051)       (578)
         Net income (loss)................................     (7,447)      (1,353)        (983)       (477)
         Net income (loss) per common share...............    $ (0.82)     $ (0.15)     $ (0.11)     $(0.05)

13.      RESTRUCTURING AND OTHER COSTS

         During fiscal 1996, the Company agreed to merge with Cadre Technologies Inc. and change its name to Cayenne Software, Inc. Based on the results of fiscal year 1996, and in conjunction with the contemplated merger between Cayenne and Cadre, the Company reviewed its product strategy and determined that several products including WindTunnel were no longer consistent with the Company's objectives. Accordingly, the Company evaluated the net realizable value of the related intangible assets and recorded a charge of approximately $1,125,000 principally related to the writeoff of the intangible asset acquired as part of its acquisition of WindTunnel.

         Following the completion of certain significant development efforts and associated product introduction, the Company effected a restructuring on September 29, 1994 to streamline its operations and better align expenses with revenue. The Company recorded a restructuring charge of $2,000,000 during the three months ended September 30, 1994. The restructuring included a charge of approximately $1,500,000 in termination charges resulting from a 20% reduction in staff (approximately 70 employees). Prior to the execution of this restructuring, the Board of Directors of the Company approved a plan to terminate certain specified employees and close certain facilities. Such plan was communicated to the employees of the Company prior to the end of the quarter and such employees were specifically identified and terminated. The termination benefits to such employees were consistent with the Company's written severance policy and agreements. The restructuring also included approximately $300,000 in related facilities expense associated with the closure of Company's San Jose, California development facility. The Company also reorganized the operations of its German subsidiary by reducing its facilities and staff and is pursuing distribution arrangements in that territory. As part of the restructuring, the Company also evaluated the value of certain contracts based on a number of factors including business plans, budgets, economic projections and market analysis. Based on a review of these factors, the Company determined to cancel certain contracts. The termination costs associated with those contracts amounted to approximately $200,000 and was included in the restructuring charge.

                             CAYENNE SOFTWARE, INC.

                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


14.      LINE OF CREDIT

         On June 6, 1996, the Company amended and restated its revolving credit agreement with a bank to borrow up to $4,000,000, increasing to $5,000,000 upon achievement of profitability. The term of such agreement extends through October 5, 1996. The loan is contingent upon meeting certain financial and operating covenants at the time of any borrowing and over the life of the loan, including a profit of $250,000 in the fourth quarter of fiscal 1996 for which the Company has obtained a waiver of compliance. The loan is secured by all of the assets of the Company and any borrowing amounts are tied to a percentage of qualified accounts receivable outstanding at the time of any borrowing. The financial covenants include the attainment of certain specified levels of consolidated net income (loss) at the end of each quarter, tangible net worth (generally defined as the excess of tangible net assets of the Company over total liabilities (excluding any outstanding redeemable preferred stock)) at the end of each quarter and month, and liquidity (generally defined as cash and cash equivalents plus eligible domestic accounts receivable and eligible international accounts receivable less any indebtedness to the bank) at the end of each month. The Company was in compliance with all covenants, as waived, at June 30, 1996. At June 30, 1996, the borrowing base under the revolving credit agreement was approximately $1,723,000 of which $1,500,000 was committed in connection with the merger between the Company and Cadre, as discussed in Note 7. The Company is concluding negotiations with the bank to amend and extend its credit agreement through October 5, 1997, to establish certain of the financial and operating covenants as well as the borrowing base thereunder similar to those set forth above and to set the borrowing limit at $5,000,000.

15.      RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is effective for the Company's fiscal year 1997. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the effect of adopting this statement will not be material.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which is effective for the Company's fiscal year 1997. The Company has determined that it will elect the disclosure-only alternative. The Company will be required to disclose the pro forma net income or loss and per share amounts in the notes to the financial statements using the fair value based method beginning in fiscal 1997 with comparable disclosures for fiscal 1996. The Company has not determined the impact of these pro forma adjustments.

16.  SUBSEQUENT EVENT

         On July 18, 1996, the Company received shareholder approval to merge with Cadre Technologies Inc. of Providence, Rhode Island, and issued 4,716,442 shares of Cayenne common stock in exchange for all of the capital stock of Cadre. The transaction is expected to be accounted for as a pooling-of-interests for accounting purposes beginning in the first quarter of fiscal year 1997.

         Cadre develops, markets and supports software tools for the creation of complex computer software. Cadre products aid in automating the process of requirements analysis and software design by groups of software engineers.

         Unaudited, pro forma results of the combined company including revenue, net loss and related per share amounts are presented in the following table. The Company's fiscal 1996 results have been combined with Cadre's results for the twelve months ended June 30, 1996. The Company's fiscal 1995 and 1994 results have been combined with Cadre's calendar year end results for 1995 and 1994. In this presentation Cadre's financial data for the period July 1, 1995 to December 31, 1995 is included in both the twelve month periods ended June 30, 1995 and 1996. This six month period includes revenue of $19,278,000 and a net loss of $3,156,000. Results

                             CAYENNE SOFTWARE, INC.

                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


of operations include certain charges related to restructuring, purchased research and development and other merger related costs amounting to $2,977,000 in 1996, $12,783,000 in 1995, and $1,736,000 in 1994.


                                                           UNAUDITED PRO FORMA
                                           --------------------------------------------------
                                           Dollar amounts in thousands, except per share data

                                                  1996             1995           1994
                                                --------         --------       --------
     Revenue..........................          $ 65,886         $ 72,789       $ 77,078
     Cost of Revenue..................            16,909           22,058         19,416
     Operating Expenses...............            58,569           75,560         71,022
     Net Loss.........................          $(11,347)        $(24,890)      $(13,202)
     Net Loss per common share........          $  (0.71)        $  (1.86)      $ (1.06)

The pro forma results exclude an estimated $6-7 million charge expected to be incurred in the first quarter of fiscal 1997. Included in the estimated charge is approximately $1.6 million of employee related termination expenses, $1.5 million of legal, accounting, broker and other professional fees, $1.5 million of facility closure and consolidation expenses, and $2.4 million of other miscellaneous expenses associated with the consolidation of the two companies and the company name change.

These disclosures are included for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisiton been made on July 1, 1993 or of results which may occur in the future.

                             CAYENNE SOFTWARE, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Directors and Executive Officers" appearing in the Company's definitive Proxy Statement for the Special Meeting in Lieu of Annual Meeting of Stockholders to be held on November 20, 1996, and which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1996 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the Caption "Executive Compensation" appearing in the Company's definitive Proxy Statement for the Special Meeting in Lieu of Annual Meeting of Stockholders to be held on November 20, 1996, and which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1996, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Principal Holders of Voting Securities" and "Election of Directors" appearing in the Company's definitive Proxy Statement for the Special Meeting in Lieu of Annual Meeting of Stockholders to be held on November 20, 1996, and which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1996, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Relationships and Related Transactions" appearing in the Company's definitive proxy statement for the Special Meeting in Lieu of Annual Meeting of Stockholders to be held on November 20, 1996 and which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 1996, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 34.

   (2)   FINANCIAL STATEMENT SCHEDULES

         Report of Independent Accountants
         Schedule II:   Valuation and Qualifying Accounts

   (3)   EXHIBITS

         Documents listed below, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by asterisks are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the "Act") reference is made to such documents as previously filed as exhibits with the Commission. The Company's file number under the Act is 0-19682.

             2.1(4) Asset Purchase Agreement among CSI Acquisition Corporation, Cayenne and Cooperative Solutions, Inc. dated November 16, 1993
             2.2(5) Agreement and Plan of Merger by and among Cayenne, BI Acquisition Corp. and WindTunnel Software, Inc. dated April 27, 1993
             2.3(11) Agreement and Plan of Merger among Cayenne, B.C.
                     Acquisition Corp. and Cadre Technologies Inc. dated as of March 25, 1996
             3.1 Amendment to Restated Articles of Organization of Cayenne 3.2(2) Restated Articles of Organization of Cayenne
             3.3(1)  Amended and Restated By-Laws of Cayenne
             4.1(1)  Specimen Certificate for Common Stock of Cayenne
             4.2(8) Statement of Rights and Preferences of Series A Convertible Preferred Stock
             4.3(8) Form of Warrant Agreement dated as of November 21, 1994 by and among Cayenne and purchasers of Series A Convertible Preferred Stock
             4.4(7) Warrant Agreement dated as of October 28, 1994 by and between Cayenne and Silicon Valley Bank
            10.1(1) General License and Maintenance Agreement dated January 30, 1987 between Cayenne and American Telephone & Telegraph Communications, Inc.
            10.2(1) Lease with New England Mutual Life Insurance Company 10.3(3) Lease dated August 12, 1992 between Cayenne and Spaulding
                     Investment Co.
            10.4(2) Agreement for Partial Sale of Going Concern dated as of October 25, 1992 between Pro Systems and Bachman France S.A.R.L.
            10.5(2) Sale and Purchase Agreement relating to Bachman Information Systems Limited, dated November 16, 1991, among Abacus Trustees (Jersey) Limited, Cayenne and others, as amended by Amendment Consent dated February 18, 1992
            10.6(2) Agreement dated as of November 1, 1991, between Cayenne and Bachman Italia S.r.l., as amended by letter dated December 9, 1991 and as further amended by amendment dated December 31, 1991
            10.7(3)  Fiscal Year 1993 Bonus Pool Plan
            10.8(1) Amended and Restated 1986 Incentive and Nonqualified Stock Option Plan of Cayenne
            10.9(2)  1992 Employee Stock Purchase Plan
            10.10(1) Savings/Retirement Plan and Trust of Cayenne
            10.11(6) Employment agreement dated as of January 1, 1994 by and between Cayenne and Charles W. Bachman

            10.12(6) Employment Agreement dated as of August 4, 1993 by and between Cayenne and Peter J. Boni
            10.13(6) 1994 Bonus Pool Plan of Cayenne, as amended
            10.14(7) 1995 Bonus Pool Plan of Cayenne, as amended.
            10.15(7) Revolving Credit Agreement and Warrant Agreement dated as of October 28, 1994 by and between Cayenne and Silicon Valley Bank
            10.16(8) Series A Convertible Preferred Stock Purchase Agreement
                     dated as of November 21, 1994 by and among Cayenne and purchasers of Series A Convertible Preferred Stock
            10.17(8) Registration Rights Agreement dated as of November 21, 1994 by and among Cayenne and purchasers of Series A Convertible Preferred Stock
            10.18(9) Form of Common Stock Purchase Agreement dated as of
                     September 15, 1995 by and among Cayenne and certain purchasers of Common Stock
            10.19(9) Form of Registration Rights Agreement dated as of September
                     15, 1995 by and among Cayenne and certain purchasers of Common Stock
            10.20(10)1996 Bonus Plan of Cayenne
            10.21    Amendment No. 1 to Employment Agreement dated as of
                     August 4, 1993 by and between Cayenne and Peter J. Boni
            10.22 Amended and Restated Revolving Credit Agreement dated as of June 6, 1996 by and between Cayenne and Silicon Valley Bank
            21.1     List of Subsidiaries of Cayenne
            23.1     Consent of Coopers & Lybrand L.L.P.
            27.1     Financial Data Schedules


- -----------------------------
            (1) Incorporated by reference to the exhibits filed with Cayenne's Registration Statement on Form S-1, File No. 33-43401, as amended.
            (2) Incorporated by reference to the exhibits filed with Cayenne's Registration Statement on Form S-1, File No. 33-45841, as amended.
            (3) Incorporated by reference to the exhibits filed with Cayenne's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-19682.
            (4) Incorporated by reference to the exhibit filed with Cayenne's Current Report on Form 8-K dated November 16, 1993, as amended.
            (5) Incorporated by reference to Cayenne's Registration Statement on Form S-4, File No. 33-62650, as amended.
            (6) Incorporated by reference to the exhibits filed with Cayenne's Quarterly Report on Form 10-Q dated May 13, 1994.
            (7)   Incorporated by reference to the exhibits filed with Cayenne's
                  Quarterly Report on Form 10-Q dated November 11, 1994.
            (8)   Incorporated by reference to the exhibits filed with Cayenne's
                  Quarterly Report on Form 10-Q dated February 13, 1995, as
                  amended.
            (9) Incorporated by reference to the exhibits filed with Cayenne's Annual Report on Form 10-K, as amended, for the year ended June 30, 1995, File No. 0-19682
           (10)   Incorporated by reference to the exhibits filed with Cayenne's
                  Quarterly Report on Form 10-Q dated February 13, 1996.
           (11)   Incorporated by reference to exhibits  filed with Cayenne's
                  Registration Statement on Form S-4, File No. 333-6087, as amended.

(b)  REPORTS ON FORM 8-K:

     A Current Report on Form 8-K was filed by the Company on April 2, 1996. The Company reported that on March 25, 1996, it entered into an Agreement and Plan of Merger with B.C. Acquisition Corp., a wholly-owned subsidiary of the Company, and Cadre Technologies Inc. The Merger Agreement provided that upon the terms and subject to the conditions specified therein that, effective on the closing, Acquisition Corp. would be merged with and into Cadre, the separate corporate existence of Acquisition Corp. would cease, and Cadre would continue as the surviving corporation in the merger and as a wholly-owned subsidiary of the Company. The Merger closed on July 18, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts on the 27th day of September, 1996.

                                  CAYENNE SOFTWARE, INC.

                                  By:   /S/ Peter J. Boni
                                       -------------------------------------
                                       Peter J. Boni
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                    Title                                Date
       ---------                                    -----                                ----


/S/ Peter J. Boni                              President, Chief Executive Officer
- ----------------------------------             and Director                          September  27, 1996
Peter J. Boni


/S/ Frederick H. Phillips                      Vice President, Finance
- ----------------------------------             and Administration, Treasurer
Frederick H. Phillips                          and Chief Financial and Accounting
                                               Officer                               September  27, 1996


/S/ Charles W. Bachman                         Chairman of the Board of
- ----------------------------------             Directors                             September  22, 1996
Charles W. Bachman


/S/ John J. Alexander                          Director                              September  27, 1996
- ----------------------------------
John J. Alexander


/S/ R. John Fletcher                           Director                              September  27, 1996
- ----------------------------------
R. John Fletcher


/S/ William H.D. Goddard                       Director                              September  20, 1996
- ----------------------------------
William H.D. Goddard


/S/ Allyn C. Woodward, Jr.                     Director                              September  27, 1996
- ----------------------------------
Allyn C. Woodward, Jr.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cayenne Software, Inc.


        Our report on the consolidated financial statements of Cayenne Software, Inc. (formerly Bachman Information Systems, Inc.) is included in
Item 8 of this Form 10-K. In connection with the audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
August 20, 1996

                             CAYENNE SOFTWARE, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                 Additions
                                                        ----------------------------
                                        Balance at      Charged to      Charged to
                                        beginning       costs and     other accounts     Deductions      Balance at
            Description                 of period       expenses       - describe*       -describe     end of period
            -----------                 ----------      ----------    --------------     ----------    -------------

Year ended June 30, 1994
Allowance for sales returns               $1,355                          $232              $(325)**       $1,262
Allowance for doubtful accounts             $145                                                             $145

Year ended June 30, 1995
Allowance for sales returns               $1,262                          $122              $(811)***        $573
Allowance for doubtful accounts             $145                                                             $145

Year ended June 30, 1996
Allowance for sales returns                 $573                          $350              $(352)           $571
Allowance for doubtful accounts             $145                                                             $145



  *  Charged to revenue accounts
 ** Deductions to allowance for sales returns represent returns of software products under license
*** Includes a reduction of approximately $550,000 of the allowance for sales returns based on management's assessment of the Company's sales returns history and trends

                                  EXHIBIT INDEX

           EXHIBIT
              NO.                            DESCRIPTION

             2.1(4)   Asset Purchase Agreement among CSI Acquisition
                      Corporation, Cayenne and Cooperative Solutions, Inc. dated
                      November 16, 1993
             2.2(5)   Agreement and Plan of Merger by and among Cayenne, BI
                      Acquisition Corp. and WindTunnel Software, Inc. dated
                      April 27, 1993
             2.3(11)  Agreement and Plan of Merger among Cayenne, B.C.
                      Acquisition Corp. and Cadre Technologies Inc. dated as of
                      March 25, 1996
             3.1      Amendment to Restated Articles of Organization of Cayenne
             3.2(2)   Restated Articles of Organization of Cayenne
             3.3(1)   Amended and Restated By-Laws of Cayenne
             4.1(1)   Specimen Certificate for Common Stock of Cayenne
             4.2(8)   Statement of Rights and Preferences of Series A
                      Convertible Preferred Stock
             4.3(8)   Form of Warrant Agreement dated as of November 21, 1994 by and among Cayenne and purchasers of Series A Convertible
                      Preferred Stock
             4.4(7)   Warrant Agreement dated as of October 28, 1994 by and
                      between Cayenne and Silicon Valley Bank
            10.1(1)   General License and Maintenance Agreement dated January
                      30, 1987 between Cayenne and American Telephone &
                      Telegraph Communications, Inc.
            10.2(1)   Lease with New England Mutual Life Insurance Company
            10.3(3)   Lease dated August 12, 1992 between Cayenne and Spaulding
                      Investment Co.
            10.4(2)   Agreement for Partial Sale of Going Concern dated as of
                      October 25, 1992 between Pro Systems and Bachman France
                      S.A.R.L.
            10.5(2)   Sale and Purchase Agreement relating to Bachman
                      Information Systems Limited, dated November 16, 1991,
                      among Abacus Trustees (Jersey) Limited, Cayenne and
                      others, as amended by Amendment Consent dated February 18,
                      1992
            10.6(2)   Agreement dated as of November 1, 1991, between Cayenne
                      and Bachman Italia S.r.l., as amended by letter dated
                      December 9, 1991 and as further amended by amendment dated
                      December 31, 1991
            10.7(3)   Fiscal Year 1993 Bonus Pool Plan
            10.8(1)   Amended and Restated 1986 Incentive and Nonqualified Stock
                      Option Plan of Cayenne
            10.9(2)   1992 Employee Stock Purchase Plan
            10.10(1)  Savings/Retirement Plan and Trust of Cayenne
            10.11(6)  Employment agreement dated as of January 1, 1994 by and between Cayenne and Charles W. Bachman
            10.12(6)  Employment Agreement dated as of August 4, 1993 by and between Cayenne and Peter J. Boni
            10.13(6)  1994 Bonus Pool Plan of Cayenne, as amended
            10.14(7)  1995 Bonus Pool Plan of Cayenne, as amended.
            10.15(7)  Revolving Credit Agreement and Warrant Agreement dated as of October 28, 1994 by and between Cayenne and Silicon
                      Valley Bank
            10.16(8)  Series A Convertible Preferred Stock Purchase Agreement
                      dated as of November 21, 1994 by and among Cayenne and purchasers of Series A Convertible Preferred Stock
            10.17(8)  Registration Rights Agreement dated as of November 21,
                      1994 by and among Cayenne and purchasers of Series A
                      Convertible Preferred Stock
            10.18(9)  Form of Common Stock Purchase Agreement dated as of
                      September 15, 1995 by and among Cayenne and certain purchasers of Common Stock
            10.19(9)  Form of Registration Rights Agreement dated as of
                      September 15, 1995 by and among Cayenne and certain purchasers of Common Stock
            10.20(10) 1996 Bonus Plan of Cayenne

            10.21 Amendment No. 1 to Employment Agreement dated as of August 4, 1993 by and between Cayenne and Peter J. Boni
            10.22 Amended and Restated Revolving Credit Agreement dated as of June 6, 1996 by and between Cayenne and Silicon Valley Bank
            21.1      List of Subsidiaries of Cayenne
            23.1      Consent of Coopers & Lybrand L.L.P.
            27.1      Financial Data Schedules


- ----------------------------
             (1) Incorporated by reference to the exhibits filed with Cayenne's Registration Statement on Form S-1, File No. 33-43401, as amended.
             (2) Incorporated by reference to the exhibits filed with Cayenne's Registration Statement on Form S-1, File No. 33-45841, as amended.
             (3) Incorporated by reference to the exhibits filed with Cayenne's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-19682.
             (4) Incorporated by reference to the exhibit filed with Cayenne's Current Report on Form 8-K dated November 16, 1993, as amended.
             (5) Incorporated by reference to Cayenne's Registration Statement on Form S-4, File No. 33-62650, as amended.
             (6) Incorporated by reference to the exhibits filed with Cayenne's Quarterly Report on Form 10-Q dated May 13, 1994.
             (7) Incorporated by reference to the exhibits filed with Cayenne's Quarterly Report on Form 10-Q dated November 11, 1994.
             (8) Incorporated by reference to the exhibits filed with Cayenne's Quarterly Report on Form 10-Q dated February 13, 1995, as amended.
             (9) Incorporated by reference to the exhibits filed with Cayenne's Annual Report on Form 10-K, as amended, for the year ended June 30, 1995, File No. 0-19682
            (10)  Incorporated by reference to the exhibits filed with Cayenne's
                  Quarterly Report on Form 10-Q dated February 13, 1996.
            (11)  Incorporated by reference to exhibits  filed with Cayenne's
                  Registration Statement on Form S-4, File No. 333-6087, as amended.