Form 10-Q
period 1996-09-30
CAYENNE SOFTWARE INC
filed 1996-11-14
CIK 880229

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ----------

                         COMMISSION FILE NUMBER 0-19682

                             CAYENNE SOFTWARE, INC.

             (Exact name of registrant as specified in its charter)

              Massachusetts                           04-2784044
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

8 New England Executive Park, Burlington, Massachusetts          01803
       (Address of principal executive offices)                (Zip Code)

                                 (617) 273-9003
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No    .
                                      ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Shares outstanding
               Title of Class                       at November 8, 1996
               --------------                       -------------------
          Common Stock, $.01 par value                  17,687,406

                             CAYENNE SOFTWARE, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
Part I.       Financial Information
              Item 1. Financial Statements

                      Consolidated Balance Sheets
                        as of September 30, 1996 and June 30, 1996........................................     3

                      Consolidated Statements of Operations
                        For the Three Months Ended September 30, 1996 and 1995............................     4

                      Consolidated Statements of Cash Flows
                        For the Three Months Ended September 30, 1996 and 1995............................     5

                      Notes to Consolidated Financial Statements..........................................     6

              Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...............................................     8

Part II.      Other Information

              Item 1.  Legal Proceedings..................................................................    15

              Item 4.  Submission of Matters to a Vote of Security Holders................................    15

              Item 6.  Exhibits and Reports on Form 8-K...................................................    16

              Signatures..................................................................................    19

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             CAYENNE SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                           SEPTEMBER 30,      JUNE 30,
                                                                                                1996            1996
                                                                                             ---------       ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..........................................................      $   8,756       $  14,690
   Trade accounts receivable, less allowance for sales returns and doubtful accounts of
      $868 and $938 at September 30, and June 30, 1996, respectively ..................         11,276          12,445
   Prepaid expenses and other current assets ..........................................          1,560           2,743
                                                                                             ---------       ---------
         Total current assets .........................................................         21,592          29,878
Property and equipment, less accumulated depreciation and amortization ................          2,575           2,723
Capitalized software costs, less accumulated amortization of
   $227 and $186 at September 30, and June 30, 1996, respectively .....................            573             614
Other assets ..........................................................................            654             884
                                                                                             ---------       ---------
Total assets ..........................................................................      $  25,394       $  34,099
                                                                                             =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short term debt ....................................................................      $   2,821       $   3,852
   Accounts payable ...................................................................          2,416           3,093
   Accrued expenses ...................................................................          1,785           2,077
   Accrued compensation and benefits ..................................................          2,829           3,317
   Accrued restructuring costs ........................................................          3,047             779
   Income and other taxes payable .....................................................          1,262           1,967
   Obligations under capital lease ....................................................            599             580
   Deferred revenue ...................................................................         11,716          13,714
                                                                                             ---------       ---------
         Total current liabilities ....................................................         26,475          29,379
Convertible long term debt ............................................................             --           1,789
Obligations under capital lease .......................................................            151             307
Stockholders' equity:
   Common stock, $.01 par value; 52,400 shares authorized; 17,631 and 17,225 shares
     issued and outstanding at September 30, and June 30, 1996, respectively ..........            176             172
   Additional paid-in capital .........................................................        102,757         100,301
   Accumulated deficit ................................................................       (104,198)        (97,338)
   Accumulated translation adjustments ................................................             33            (511)
                                                                                             ---------       ---------
     Stockholders' equity .............................................................         (1,232)          2,624
                                                                                             ---------       ---------
Total liabilities and stockholders' equity ............................................      $  25,394       $  34,099
                                                                                             =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                             CAYENNE SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                        ----------------------
                                                                                        1996              1995
                                                                                        ----              ----
Revenues:
   Software license.............................................................      $  4,180          $ 6,612
   Consulting and education services............................................         2,164            2,698
   Maintenance..................................................................         6,854            7,127
                                                                                         -----            -----
         Total revenues.........................................................        13,198           16,437
Costs and expenses:
   Cost of revenues
      Cost of software licenses.................................................           812            1,253
      Cost of consulting and education services and maintenance.................         2,467            3,537
   Sales and marketing..........................................................         5,812            8,580
   Research and development.....................................................         2,778            4,270
   General and administrative...................................................         1,775            2,017
   Restructuring and other costs................................................         6,300               --
                                                                                         -----          -------
        Total costs and expenses................................................        19,944           19,657
Loss from operations............................................................        (6,746)          (3,220)
Interest expense, net...........................................................            65               92
                                                                                      --------          -------
Loss before provision for income taxes..........................................        (6,811)          (3,312)
Provision for income taxes......................................................            49              159
                                                                                      --------          -------
      Net loss..................................................................      $ (6,860)         $(3,471)
                                                                                      ========          =======

Net loss per common share.......................................................        $(0.39)          $(0.24)
                                                                                        ======           ======

Weighted average number of common  shares outstanding...........................        17,509           14,393
                                                                                        ======           ======

The accompanying notes are an integral part of the consolidated financial statements.

                             CAYENNE SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                                 -------------
                                                                            1996            1995
                                                                            --------       --------
Cash flows from operating activities:
     Net loss ........................................................      $ (6,860)      $ (3,471)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization ...................................           646            823
   Changes in operating assets and liabilities
        Trade accounts receivable ....................................         1,845          2,139
        Prepaid expenses and other current assets ....................           566           (257)
        Accrued expenses .............................................          (216)          (598)
        Accrued restructuring costs ..................................         2,269           (364)
        Accounts payable .............................................          (681)           263
        Accrued compensation and benefits ............................          (499)        (1,018)
        Income and other taxes payable ...............................          (713)          (313)
        Deferred revenue .............................................        (1,952)        (1,835)
                                                                            --------       --------
Net cash used in operating activities ................................        (5,595)        (4,631)
Cash flows from investing activities:
     Purchases of property and equipment .............................          (454)          (232)
                                                                            --------       --------
Net cash used in investing activities ................................          (454)          (232)
Cash flows from financing activities:
     Proceeds from issuance of common stock, net .....................            32          5,776
     Proceeds from exercise of warrants ..............................           472             --
     Proceeds from exercise of stock options .........................           167             68
     Proceeds from issuance of long-term debt ........................            --            600
     Proceeds from line of credit facility ...........................         1,321             --
     Proceeds from factoring agreement ...............................            80             --
     Proceeds from repayment of employee loans .......................           200             --
     Payments under factoring agreement ..............................        (2,431)            --
     Payments under capital lease obligations ........................          (136)            (6)
                                                                            --------       --------
Net cash provided by (used in) financing activities ..................          (295)         6,438
Effect of foreign exchange rates on cash and cash equivalents ........           410             80
                                                                            --------       --------
Net increase (decrease) in cash and cash equivalents .................        (5,934)         1,655
Cash and cash equivalents at beginning of period .....................        14,690         13,272
                                                                            --------       --------
Cash and cash equivalents at end of period ...........................      $  8,756       $ 14,927
                                                                            ========       ========
Supplemental disclosure of cash flow information:

Non-cash investing and financing activity:
     Conversion of long term debt to common stock ....................      $  1,789             --
                                                                            ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report.

2.       Loss Per Common Share

         Loss per common share is computed based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period except in loss periods. Dilutive common equivalent shares consist of warrants and stock options (calculated using the Treasury Stock Method) for all periods presented and also include convertible preferred stock for the quarter ended September 30, 1995. For the quarters ended September 30, 1996 and 1995, common equivalent shares are excluded from the primary earnings per share calculation as they are antidilutive. Fully diluted and primary earnings per share are the same amounts for the quarters ended September 30, 1996 and 1995, respectively.

3.       Business Combination

         On July 18, 1996, the Company completed its acquisition of Cadre Technologies Inc. ("Cadre") under an Agreement and Plan of Merger dated March 25, 1996, by and among the Company, Cadre and B.C. Acquisition Corp., whereby the Company agreed to acquire all of the outstanding capital stock of Cadre in exchange for 4,716,442 shares of Cayenne common stock (the "merger"). The merger has been accounted for as a pooling-of-interests beginning in the first quarter of fiscal 1997. Accordingly, all financial data contained herein include the accounts of Cadre for all periods presented. Additionally, effective upon the merger, the Company changed its name to Cayenne Software, Inc. The Company acquired Cadre to expand its product offerings to include structured analysis and design and object-oriented technology and to expand its customer base.

         During the quarter ended September 30, 1996, the Company incurred a $6.3 million charge to operations to reflect costs associated with combining the operations of the two companies, transaction fees, and other costs. The Board of Directors of the Company approved a restructuring plan to terminate certain specified employees and close certain facilities. Such plan was communicated to the employees prior to the end of the quarter and such employees were specifically identified and terminated. Included in the charge is $1.6 million of employee related termination expenses, $1.4 million of legal, accounting, investment banking and other professional fees, $1.3 million of facility closure and consolidation expenses, and $2.0 million of other expenses associated with the consolidation of the two companies and the name change.

4.       Line of Credit

         On June 6, 1996, the Company amended and restated its revolving credit agreement with a bank to borrow up to $4 million increasing to $5 million upon achievement of profitability. The Company extended the term of such agreement through October 5, 1996 and revised certain financial and operating covenants as well as the borrowing base thereunder. The Company has concluded further negotiations with its lender to increase the credit facility to $5 million, to extend its term to October 4, 1997 and to amend certain of the financial and operating covenants and other provisions thereunder. The loans are contingent upon meeting certain financial and operating covenants at the time of any borrowing and over the life of the loans. The loans are secured by all of the assets of the Company and any borrowing amounts are tied to a percentage of qualified accounts receivable outstanding at the time of any borrowing. The financial covenants include the attainment of certain specified levels of consolidated net income at the end of each quarter including profitability of $1 million for the quarter ending June 30, 1997, and liquidity (generally defined as cash and cash equivalents plus eligible domestic accounts receivable and eligible international accounts receivable less any indebtedness to the bank) at the end of each month. The Company was in compliance with all covenants as amended at September 30, 1996. At September 30, 1996, the borrowing base under the revolving credit agreement was approximately $2.8 million.

5.       Forward Looking Statements

         This Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Managements Discussion and Analysis of Final Condition and Results of Operations" under the caption "Factors That May Affect Future Results."

6.       Subsequent Events

         On October 23, 1996, the Company's Board of Directors met and voted to change the Company's fiscal year end from June 30th to December 31st. The change in year end has been reported on Form 8-K which was filed with the Securities and Exchange Commission on November 6, 1996.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Cayenne Software, Inc. is one of the largest global suppliers of analysis and design solutions for commercial and technical application and database development. Cayenne offers development teams a scalable, workgroup-to-enterprise product family for object-oriented, data driven and structured application development approaches.

         During the quarter ended September 30, 1996, operating results were significantly adversely affected by several factors. On July 18, 1996, the Company completed its merger with Cadre Technologies, Inc. ("Cadre") which resulted in a $6.3 million charge to operations to reflect costs associated with the combining of operations of the two companies, transaction fees, and other costs. Additionally, the Company continued to invest heavily in its object-oriented and client/server based products. The Company's operating results continue to be affected by the market trends of the Company's customers moving from mainframe development towards client/server solutions and to object-oriented solutions. Also, the increased revenue growth of the Company's client/server and object-oriented products has not been rapid enough to offset the impact of the foregoing market trends.

         As the Company continues its migration toward providing customers a more open and flexible set of solutions, it faces many challenges. The Company has addressed some of these challenges during the past two fiscal years by introducing additional products through internal development and acquisitions targeted at the client/server and object-oriented markets. The Company plans to continue to enhance its product offerings through development efforts, strategic alliances and acquisitions to improve its competitive position. The actions necessary to execute this transition have had an adverse effect on the Company's operating results during the first quarter of fiscal 1997, and may continue to adversely affect operating results.

         As part of its sales and marketing efforts, the Company entered into a strategic alliance with Project Technology, Inc., a provider of Shlaer Mellor-based object technology for software development. This alliance provides current Cayenne ObjectTeam for Shlaer Mellor customers an upgrade path to Project Technology's BridgePoint tool set. Additionally, Cayenne announced the availability of a Java code generator for ObjectTeam, the Company's object-oriented modeling solution used in team-based application development projects.

REVENUES

         The Company's revenues are currently derived from three sources: (i) fees for the perpetual license of the company's proprietary software products,
(ii) fees from sales of consulting and education services, and (iii) maintenance fees for maintaining, supporting and providing periodic upgrades of the Company's software products.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

         The following table sets forth the amount of revenue derived by the Company, by geographic segment and source, for each period indicated ($000s):

                                                         Three Months Ended
                                                            September 30,
                                                      --------------------------
                                                       1996               1995
                                                      -------            -------
SOFTWARE LICENSE
     United States .......................            $ 2,857            $ 3,584
     Italy ...............................                432                715
     United Kingdom ......................                122                 58
     Rest of World .......................                769              2,255
                                                      -------            -------
                                                        4,180              6,612
CONSULTING AND EDUCATION SERVICES
     United States .......................                400              1,042
     Italy ...............................              1,479              1,297
     United Kingdom ......................                192                232
     Rest of World .......................                 93                127
                                                      -------            -------
                                                        2,164              2,698
MAINTENANCE
     United States .......................              3,699              4,248
     Italy ...............................                632                421
     United Kingdom ......................              1,065                914
     Rest of World .......................              1,458              1,544
                                                      -------            -------
                                                        6,854              7,127

         TOTAL ...........................            $13,198            $16,437
                                                      =======            =======

         SOFTWARE LICENSES. Software license revenue for the three months ended September 30, 1996 amounted to $4.2 million compared to $6.6 million for the comparable period of fiscal 1996. The $2.4 million or 36.8% decrease in license revenues during the quarter resulted primarily from efforts by the Company's customers to reduce expenses by migrating from mainframe toward client/server solutions and decreased demand for structured analysis tools. Revenue from the Company's newer client/server and object-oriented tools have yet to offset these declines. Additionally, the contraction of federal programs led to industry consolidation in the technical embedded market and reduced revenues from the Company's Teamwork and related products. As a result, the Company's worldwide revenue decreased from the comparable quarter of the prior fiscal year.

         Client/server and object-oriented products accounted for 35.5% of new license revenue for the three months ended September 30, 1996 compared to 22% for the comparable period of the prior fiscal year. The Company expects this trend to continue during fiscal 1997 as client/server and object-oriented solutions continue to gain acceptance and installed customers elect to follow market trends and migrate from mainframe towards client/server solutions and to object-oriented solutions. License revenues in the United States and Italy declined 20.3% and 39.6%, respectively, due to the aforementioned migration trends. License revenue in the United Kingdom was not significant in either period.

         CONSULTING AND EDUCATION SERVICES. Consulting and education services revenue for the three months ended September 30, 1996 amounted to $2.2 million compared to $2.7 million for the comparable period of the prior fiscal year. Consulting and education revenue in Italy increased by $0.2 million or 14%, while

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

United States revenues declined by $0.6 million or 61.6%. Revenue in the United Kingdom remained relatively flat compared to the comparable quarter of the the prior fiscal year. The $0.5 million or 19.8% decrease in consulting and education service revenues is attributable to reduced software license sales, lower customer demand and reduced staffing in this area.

         MAINTENANCE. Maintenance revenue for annual maintenance contracts is deferred and recognized ratably over the term of the agreement. Maintenance revenue for the three months ended September 30, 1996 amounted to $6.9 million compared to $7.1 million for the comparable period of the prior fiscal year. Maintenance revenue in Italy and the United Kingdom each increased by $0.2 million or 50.1% and 16.5% respectively. Increased maintenance revenue in Italy and the United Kingdom resulted from increased penetration of international markets in the prior year combined with an increased portion of the customer base that renewed maintenance contracts. Maintenance revenue in the United States declined $0.5 million or 12.9% due to industry consolidation in the technical embedded market, the aforementioned migration to client/server and object-oriented tools and fewer customers renewing their maintenance contracts on mainframe and structured analysis tools.

COSTS AND EXPENSES

         The following table sets forth the amount of expense by category for the periods indicated ($000s):

                                                             Three Months Ended
                                                               September 30,
                                                               -------------
                                                             1996         1995
                                                            -------      -------
Cost of revenues
     Cost of software licenses                              $   812      $ 1,253
     Cost of consulting, education services
       and maintenance                                        2,467        3,537
                                                            -------      -------
     Total cost of revenues                                   3,279        4,790

Sales and marketing                                           5,812        8,580
Research and development                                      2,778        4,270
General and administrative                                    1,775        2,017
Charge for restructuring costs                                6,300           --
                                                            -------      -------
Total costs and expenses                                    $19,944      $19,657
                                                            =======      =======

         COST OF REVENUES. The Company's cost of software licenses includes product packaging, documentation, media and royalties to third parties, as well as the amortization of capitalized software development costs. Costs of consulting and education services and maintenance includes personnel, travel and occupancy costs connected with providing such services.

         Cost of software licenses were $0.8 million or 6.2% of revenue in the first quarter of fiscal 1997 compared with $1.3 million or 7.6% of revenue in the comparable period of fiscal 1996. The $.5 million decrease in 1997 expenses reflects reduced sales of third party product for which the Company pays a royalty to resell. Additionally, amortization related to the acquisition by the Company of WindTunnel Software, Inc. in 1993 was $0 in the first quarter of 1997 as compared to $.1 million in the comparable period of the prior fiscal year. This reduction is directly related to the

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Company's determination during the fourth quarter of 1996 that its WindTunnel product was no longer consistent with the Company's objectives.

         Cost of consulting, education services and maintenance were $2.5 million or 18.7% of revenue in the first quarter of fiscal 1997 compared with $3.5 million or 21.5% of revenue in the comparable period of fiscal 1996. The $1.0 million decrease in 1997 expenses is primarily attributable to reduced staffing levels as a result of company efforts to better align staffing with demand, attrition and the merger.

         SALES AND MARKETING. Sales and marketing expenses were $5.8 million or 44% of revenue in the first quarter of fiscal 1997 compared with $8.6 million or 52.2% of revenue in the comparable period of fiscal 1996. The $2.8 million decrease in 1997 expenses primarily reflects reduced marketing expenses including trade show attendance and advertising together with reduced staffing in North America and international subsidiary operations as a result of attrition and the merger.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $2.8 million or 21% of revenue in the first quarter of fiscal 1997 compared with $4.3 million or 26% of revenue in the comparable period of fiscal 1996. The $1.5 million decrease in 1997 expenses primarily reflects reduced staffing as a result of attrition and the merger. Additionally, during the fourth quarter of fiscal 1996, and in conjunction with the merger, the Company reviewed its product strategy and determined that several products including WindTunnel were no longer consistent with the Company's objectives. These efforts shifted resources toward further development of the Company's client/server and object-oriented products consistent with the Company's objectives.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.8 million or 13.4% of revenue in the first quarter of fiscal 1997 compared with $2.0 million or 12.3% of revenue in the comparable period of fiscal 1996. The $0.2 million decrease in 1997 expenses primarily reflects lower levels of staffing which were the result of the merger and the elimination of redundant positions.

         RESTRUCTURING AND OTHER COSTS. On July 18, 1996, the Company acquired Rhode Island-based Cadre in a merger transaction accounted for as a pooling of interests. The Company acquired all of the outstanding capital stock of Cadre in exchange for 4,716,442 shares of its common stock. In conjunction with the merger, and to reflect costs associated with combining the operations of the two companies, transaction fees, and other costs, the Company recorded a charge of $6.3 million during the three months ended September 30, 1996. Included in the charge is $1.6 million of employee related termination expenses for approximately 45 employees, $1.3 million of legal, accounting, investment banking and other professional fees, $1.4 million of facility closure and consolidation expenses, and $2.0 million of other expenses associated with the consolidation of the two companies and the company name change.

       EFFECT OF INTERNATIONAL OPERATIONS ON INCOME (LOSS) FROM OPERATIONS

                                                   Three months ended September 30,
                                                   --------------------------------
                                                       1996              1995
                                                      -------           -------
                  United States                       $(3,836)          $   160
                  Italy                                   (75)               21
                  United Kingdom                         (742)             (622)
                  Rest of World                        (2,093)           (2,779)
                                                      -------           -------
                                                      $(6,746)          $(3,220)
                                                      =======           =======

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

         In addition to factors listed above, the operations of the Company's international subsidiaries significantly affected results of operations in the three months ended September 30, 1996 and 1995.

         The loss from operations -- United States and Rest of World --increased 126.4% for the three month period ended September 30, 1996 to $5.9 million compared to the corresponding period of the prior fiscal year due to the aforementioned restructuring charge of approximately $5.6 million in the United States and $0.2 million in Rest of World. There was no similar charge in the comparable period of fiscal 1996. These expenses were somewhat offset by the previously mentioned reduced spending in the sales and marketing, research and development and general and administrative areas.

         The Company's Italian subsidiary reported a loss from operations of $0.1 million for the three months ended September 30, 1996 compared to a small profit in the corresponding period in the prior fiscal year principally due to restructuring charges of approximately $0.1 million recorded during the period.

         The loss from operations in the Company's United Kingdom subsidiary increased 19.3% for the three months ended September 30, 1996 to $0.7 million compared to the corresponding period in the prior fiscal year principally due to restructuring charges of approximately $0.4 million recorded during the period. This charge was somewhat offset by increased revenues and a reduction in base operating expenses.

         INTEREST EXPENSE, NET. Interest expense, net for the quarter ended September 30, 1996 decreased slightly compared to the same period of the prior fiscal year primarily due to lower interest rates on outstanding balances.

         PROVISION FOR INCOME TAXES. Due to operating losses in the quarters ended September 30, 1996 and 1995, the tax provision for those periods is composed only of foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Company's principal source of liquidity included cash and cash equivalents aggregating $8.8 million and a secured bank line of credit in the amount of $5 million discussed below. Cash and cash equivalents decreased by $5.9 million compared to June 30, 1996. For the quarter ended September 30, 1996, cash flows were principally affected by the merger with Cadre discussed below, a $2.4 million pay down of short term debt, a $0.7 million payment of foreign withholding and other taxes and a loss from operations. These cash outflows were somewhat offset by proceeds of $0.5 million in connection with the exercise of warrants by certain stockholders and $1.3 million of proceeds from the Company's credit facility. The Company's principal long-term cash commitments are for office space and operating leases.

         On September 30, 1996, the Company had no material commitments for capital expenditures.

         On June 6, 1996, the Company amended and restated its revolving credit agreement with a bank to borrow up to $4 million increasing to $5 million upon achievement of profitability. The Company extended the term of such agreement through October 5, 1996 and revised certain of the financial and operating covenants as well as the borrowing base thereunder. The Company has concluded further negotiations with its lender to increase the credit facility to $5 million, to extend its term to October 4, 1997 and to amend certain of the financial and operating covenants and other provisions thereunder. The loans are contingent upon meeting certain financial and operating covenants at the time of any borrowing and over the life of the loans. The loans are secured by all of the assets of the Company and any borrowing amounts are tied to a percentage of qualified accounts receivable outstanding at the time of any borrowing. The financial covenants include the attainment of certain specified levels of consolidated net income at the end of each quarter including profitability of $1 million for the quarter ending June 30, 1997

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

and liquidity (generally defined as cash and cash equivalents plus eligible domestic accounts receivable and eligible international accounts receivable less any indebtedness to the bank) at the end of each month. The Company was in compliance with all covenants as amended at September 30, 1996. At September 30, 1996, the borrowing base under the revolving credit agreement was approximately $2.8 million.

         On July 18, 1996, the Company completed its acquisition of Cadre under an agreement and plan of merger dated March 25, 1996, by and among the Company, Cadre and B.C. Acquisition Corp., whereby the Company agreed to acquire all of the outstanding capital stock of Cadre in exchange for 4,716,442 share of Cayenne common stock (the "merger"). The merger has been accounted for as a pooling of interests beginning in the first quarter of fiscal 1997.

         Cash expenditures for restructuring activities were approximately $4 million during the quarter ended September 30, 1996, including approximately $0.5 million related to a restructuring effected by Cadre prior to the merger. The Company currently estimates that cash expenditures for restructuring actions for the remainder of fiscal 1997 will be $2.0 to $2.5 million. The Company believes that it has adequately provided for all restructuring actions taken to date.

         With its amended credit facility, the Company anticipates that existing cash balances and funds generated from operations will provide sufficient cash resources to finance its current operations and projected capital expenditures through June 1997. Thereafter, the Company's cash requirements will depend upon the results of future operations, including the impact of the Cadre acquisition, which cannot be foreseen. There can be no assurance that the Company will be able to meet its loan covenants, achieve its operating plan and return to profitability, and failure to do so may have a material adverse impact on the Company's business and operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including but not limited to the following:

         The Company's future operating results are dependant on its liability to develop, produce, and market new and innovative products and services including without limitation, achieving continued product market acceptance of its client/server and object-oriented products and services and maintaining relationships with software and hardware vendors and consultants. There are numerous risks inherent in this complex

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

process, including rapid technological change and the requirements that the Company bring to market in a timely fashion new products and services which meet customers' changing needs.

         Historically the Company has generated a disproportionate amount of its operating revenues toward the end of each quarter, making precise prediction of revenues and earnings particularly difficult and resulting in risk of variance of actual results from those forecast an any time. In addition, the company's operating results historically have varied from fiscal period to fiscal period; accordingly, the Company's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

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

         The Company does business worldwide. Global and/or regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, currency fluctuation, changes in monetary policy and tariffs, and federal, state and international laws could impact the Company's financial condition or future results of operations.

         The market price of the Company's securities could be subject to fluctuation in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the information technology industry, as well as general economic conditions and other factors external to the Company.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not aware of any material litigation or claim pending or threatened against the Company or any of its subsidiaries.

Item 4   Submission of Matters to a Vote of Security Holders

On July 18, 1996, the Company held a special meeting of stockholders (the "Special Meeting"). The Special Meeting was to approve and adopt the Agreement and Plan of Merger dated March 25, 1996, (the "Merger Agreement"), by and among Bachman Information Systems, Inc. ("Bachman"), Cadre Technologies Inc. ("Cadre"), and B.C. Acquisition Corp., a wholly-owned subsidiary of Bachman, and to approve the issuance of Bachman Common Stock as contemplated by the Merger Agreement. The second matter voted upon by the stockholders was approval to change Bachman's name to Cayenne Software, Inc. upon the consummation of the merger. The third matter voted upon by the stockholders was approval to increase the number of authorized shares of Bachman Common Stock by 26.2 million shares. The fourth matter voted upon by the stockholders was approval to adjourn the Special Meeting if and to the extent adjournment is proposed by Bachman's management, in order to afford management time to solicit additional proxies, if necessary, in support of one or more of the Proposals.

Voting on the matters considered by the Shareholders was as follows:

                                                                                                          Broker
                                                         For            Against           Abstain        Non Vote
                                                         ---            -------           -------        --------
Approval of merger with Cadre Technologies, Inc.         6,112,231         79,647         10,805             --
Approval to Change name from Bachman                     9,605,763         89,805         18,465         28,097
 Information Systems, Inc. to Cayenne Software, Inc.
Approval to increase the number of authorized            8,468,638      1,219,284         26,111         28,097
 shares by 26.2 million shares
Approval to adjourn the Special Meeting                  5,974,778        456,517         43,325             --

Item 6.  Exhibits and Reports on Form 8-K

     (a) Documents listed below, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the "Act") reference is made to such documents as previously filed as exhibits with the Commission. The Company's file number under the Act is 0-19682.

     2.1(4) Asset Purchase Agreement among CSI Acquisition Corporation, Cayenne and Cooperative Solutions, Inc. dated November 16, 1993

     2.2(5) Agreement and Plan of Merger by and among Cayenne, BI Acquisition Corp. and WindTunnel Software, Inc. dated April 27, 1993

     2.3(11) Agreement and Plan of Merger among Cayenne, BC Acquisition Corp. and Cadre Technologies Inc. dated as of March 25, 1996

     3.1(12)   Amendment to Restated Articles of Organization of Cayenne

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

     10.1(1) General License and Maintenance Agreement dated January 30, 1987 between Cayenne and American Telephone & Telegraph
               Communications, Inc.

     10.2(1)   Lease with New England Mutual Life Insurance Company

     10.3(3) Lease dated August 12, 1992 between Cayenne and Spaulding Investment Co.

     10.4(2) Agreement for Partial Sale of Going Concern dated as of October 25, 1992 between Pro Systems and Bachman France S.A.R.L.

     10.5(2) Sale and Purchases Agreement relating to Bachman Information Systems Limited, dated November 16, 1991 among Abacus Trustees (Jersey) Limited, Cayenne and others, as amended by Amendment Consent dated February 18, 1992

     10.6(2) Agreement dated as of November 1, 1991, between Cayenne and Bachman Italia S.r.l., as amended by letter dated December 9, 1991 and as further amended by amendment dated December 31, 1991

     10.7(3)   Fiscal Year 1993 Bonus Pool Plan

     10.8(1) Amended and Restated 1986 Incentive and Nonqualified Stock Option Plan of Cayenne

     10.9(2)   1992 Stock Purchase Plan

     10.10(1)  Savings/Retirement Plan and Trust of Cayenne

     10.11(6) Employment agreement dated as of January 1, 1994 by and between Cayenne and Charles W. Bachman

     10.12(6) Employment agreement dated as of August 4, 1993 by and between Cayenne and Charles W. Bachman

     10.12(6) Employment Agreement dated as of August 4, 1993 by and between Cayenne and Peter J. Boni

     10.13(6)  1994 Bonus Pool Plan of Cayenne, as amended.

     10.14(7)  1995 Bonus Pool Plan of Cayenne, as amended.

     10.15(7) Revolving Credit Agreement and Warrant Agreement dated as of October 28, 1994 by and between Cayenne and Silicon Valley Bank

     10.16(8) Series A Convertible Preferred Stock Purchase Agreement dated as of November 21, 1994 by and among Cayenne and purchasers of Series A Convertible Preferred Stock

     10.17(8) Registration Rights Agreement dated as of November 21, 1994 by and among Cayenne and Purchasers of Series A Convertible Preferred Stock.

     10.18(9) Form of Common Stock Purchase Agreement dated as of September 15, 1995 by and among Cayenne and certain purchasers of Common Stock

     10.19(9) Form of Registration Rights Agreement dated as of September 15, 1995 by and among Cayenne and certain purchasers of Common Stock

     10.20(10) 1996 Bonus Plan of Cayenne

     10.21(12) Amendment No. 1 to Employment Agreement dated as of August 4,
               1993 by and between Cayenne and Peter J. Boni

     10.22(12) Amendment and Restated Revolving Credit Agreement dated as of
               June 6, 1996 by and between Cayenne and Silicon Valley bank

     27.1      Financial Data Schedules

--------------------------------------------------------------------------------

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

    (11) Incorporated by reference to exhibits filed with Cayenne's Registration Statement on Form S-4, File No. 333-6087, as amended.

    (12) Incorporated by reference to exhibits filed with Cayenne's Annual Report on Form 10-K dated September 27, 1996.

(b) REPORTS ON FORM 8-K:

         A Current Report on Form 8-K was filed by the Company on August 1, 1996. The Company reported that on July 18, 1996, it completed its acquisition of Cadre Technologies, Inc. pursuant to an Agreement and Plan of Merger dated March 25, 1996 by and among the Company, B.C. Acquisition Corp., a wholly-owned subsidiary of the Company, and Cadre Technologies Inc. The Merger Agreement provided that upon the terms and subject to the conditions specified therein that, effective on the closing, Acquisition Corp. would be merged with and into Cadre, the separate corporate existence of Acquisition Corp. would cease, and Cadre would continue as the surviving corporation in the merger and as a wholly-owned subsidiary of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Cayenne Software, Inc.

Dated: November 14, 1996      By:  /S/ Frederick H. Phillips
                                 ---------------------------
                                   Frederick H. Phillips
                                   Vice President, Finance and Administration,
                                   Treasurer and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         -------------------------------


                                    EXHIBITS

                                       TO

                          QUARTERLY REPORT ON FORM 10-Q

                         -------------------------------



                             CAYENNE SOFTWARE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         EXHIBIT
         NUMBER                    DESCRIPTION                              PAGE

         2.1(4) Asset Purchase Agreement among CSI Acquisition Corporation, Cayenne and Cooperative Solutions, Inc. dated November 16, 1993

         2.2(5) Agreement and Plan of Merger by and among Cayenne, BI Acquisition Corp. and WindTunnel Software, Inc. dated April 27, 1993

         2.3(11) Agreement and Plan of Merger among Cayenne, BC Acquisition Corp. and Cadre Technologies Inc. dated as of March 25, 1996

         3.1(12)  Amendment to Restated Articles of Organization of Cayenne

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

         10.1(1) General License and Maintenance Agreement dated January 30, 1987 between Cayenne and American Telephone & Telegraph Communications, Inc.

         10.2(1)  Lease with New England Mutual Life Insurance Company

         10.3(3) Lease dated August 12, 1992 between Cayenne and Spaulding Investment Co.

         10.4(2) Agreement for Partial Sale of Going Concern dated as of October 25, 1992 between Pro Systems and Bachman France S.A.R.L.

         10.5(2) Sale and Purchases Agreement relating to Bachman Information Systems Limited, dated November 16, 1991 among Abacus Trustees (Jersey) Limited, Cayenne and others, as amended by Amendment Consent dated February 18, 1992

         10.6(2) Agreement dated as of November 1, 1991, between Cayenne and Bachman Italia S.r.l., as amended by letter dated December 9, 1991 and as further amended by amendment dated December 31, 1991


         10.7(3)  Fiscal Year 1993 Bonus Pool Plan

         10.8(1) Amended and Restated 1986 Incentive and Nonqualified Stock Option Plan of Cayenne

         10.9(2)  1992 Stock Purchase Plan

         10.10(1) Savings/Retirement Plan and Trust of Cayenne

         10.11(6) Employment agreement dated as of January 1, 1994 by and between Cayenne and Charles W. Bachman

         10.12(6) Employment agreement dated as of August 4, 1993 by and between Cayenne and Charles W. Bachman

         10.12(6) Employment Agreement dated as of August 4, 1993 by and between Cayenne and Peter J. Boni

         10.13(6) 1994 Bonus Pool Plan of Cayenne, as amended.

        10.14(7)  1995 Bonus Pool Plan of Cayenne, as amended.


        10.15(7) Revolving Credit Agreement and Warrant Agreement dated as of October 28, 1994 by and between Cayenne and Silicon Valley Bank

        10.16(8) Series A Convertible Preferred Stock Purchase Agreement dated as of November 21, 1994 by and among Cayenne and purchasers of Series A Convertible Preferred Stock

        10.17(8) Registration Rights Agreement dated as of November 21, 1994 by and among Cayenne and Purchasers of Series A Convertible Preferred Stock.

        10.18(9) Form of Common Stock Purchase Agreement dated as of September 15, 1995 by and among Cayenne and certain purchasers of Common Stock

        10.19(9) Form of Registration Rights Agreement dated as of September 15, 1995 by and among Cayenne and certain purchasers of Common Stock

        10.20(10) 1996 Bonus Plan of Cayenne

        10.21(12) Amendment No. 1 to Employment Agreement dated as of August 4,
                  1993 by and between Cayenne and Peter J. Boni

        10.22(12) Amendment and Restated Revolving Credit Agreement dated as of
                  June 6, 1996 by and between Cayenne and Silicon Valley bank

        27.1      Financial Data Schedules

--------------------------------------------------------------------------------

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

    (11) Incorporated by reference to exhibits filed with Cayenne's Registration Statement on Form S-4, File No. 333-6087, as amended.

    (12) Incorporated by reference to exhibits filed with Cayenne's Annual Report on Form 10-K dated September 27, 1996.