Form 10-K
period 1996-12-31
CAYENNE SOFTWARE INC
filed 1997-03-31
CIK 880229

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
      FOR THE TRANSITION PERIOD FROM JULY 1, 1996 THROUGH DECEMBER 31, 1996

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes. No X.

    As of March 26, 1997, there were 17,741,616 shares outstanding of the registrant's common stock, $0.01 par value. As of that date, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $65,308,796.

                             CAYENNE SOFTWARE, INC.

           FORM 10-K FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 1996
                                TABLE OF CONTENTS

                                     PART I

                                                                                   Page
                                                                                   ----
Item 1. Business.................................................................    3
Item 2. Properties...............................................................   16
Item 3. Legal Proceedings........................................................   16
Item 4. Submission of Matters to a Vote of Security Holders......................   16

                               PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters ...   17
Item 6. Selected Financial Data..................................................   18
Item 7. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................................   20
Item 8. Financial Statements and Supplementary Data..............................   36
Item 9. Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure......................................   56

                               PART III
Item 10. Directors and Executive Officers of the Registrant......................   56
Item 11. Executive Compensation..................................................   56
Item 12. Security Ownership of Certain Beneficial Owners and Management .........   57
Item 13. Certain Relationships and Related Transactions..........................   57

                               PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......   57
Signatures.......................................................................   61

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Cayenne Software, Inc. (formerly Bachman Information Systems, Inc.) ("Cayenne(TM)"or the "Company"), organized as a corporation in 1983, develops, markets and supports a comprehensive suite of workgroup-to-enterprise analysis and design solutions for the real-world challenges software developers face every day. Fortune 1000 companies and government agencies around the world use Cayenne products as they develop, implement, and maintain enterprise-wide, business-critical information systems. Cayenne's products are designed around an innovative open architecture that enables organizations to create applications that integrate diverse information sources into new high-performance computing environments, to modify applications as business and technology change, and to run those applications on a variety of platforms. Cayenne's approach to reusability and its open architecture directly support mainframe computer aided software engineering and structured modeling in addition to client/server modeling and database design and object-oriented modeling and facilitates technology partnerships with other leading software vendors.

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

         In October 1996, the Company elected to change its year end to December 31st. As a result, the period from July 1, 1996 through December 31, 1996 was designated as the "Transition Period."

         As the Company continues its migration toward providing customers a more open and flexible set of solutions, it faces many challenges. The Company has addressed some of these challenges over the past several years by introducing additional products through internal development and acquisitions targeted at the client/server and object-oriented markets. The Company plans to continue to enhance its product offerings through development efforts, strategic alliances and acquisitions to improve its competitive position. The actions necessary to execute this transition have had an adverse effect on the Company's operating results during the transition period from July 1, 1996 through December 31, 1996 and prior fiscal years ended June 30, 1996, 1995 and 1994, respectively, and may continue to adversely affect operating results in the future.

ACQUISITIONS

    On July 18, 1996, the Company completed its acquisition of Cadre under an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 25, 1996. Cadre is now a wholly-owned subsidiary of the Company. The acquisition was accounted for as a "pooling of interests" during the six-month transition period ended

December 31, 1996. Pursuant to the Merger Agreement, the amount of Company shares of common stock issued was 4,716,442 and the exchange ratio was determined to be 0.3088 Company share for each outstanding Cadre share. The fair market value of a share of the Company's common stock at the time of the merger was $5.625 per share.

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

    Today, several very different types of technology coexist in large organizations, each serving the needs of specific user constituencies. This diversity of technology creates serious challenges for information systems professionals, as they work to build new applications, maintain older mainframe "legacy" applications, incorporate new client/server and communications technology, integrate a variety of databases and applications for improved access, and grow staff skills to meet overall requirements. To alleviate some of these pressures, recent technology developments have emphasized systems of hardware and software that are scaleable, meaning they can be sized to meet the small or large demands of the organizational units they support. Scaleable systems allow growing organizations to build on the investment they have made in infrastructure and staff development, adding capacity incrementally, rather than acquiring an entirely new system that might be very different from its predecessor.

    The primary goal of these changes is to make the organization more productive by making more information available to the people who need it. This improves the organization's ability to conduct its business. A related goal is to create a more flexible infrastructure in which incremental growth results in incremental cost, not a complete system redesign.

    With the acquisition of Cadre, the Company has entered into an additional industry segment focused on the creation and maintenance of complex software systems, the problem addressed by Computer Aided Software Engineering ("CASE") products. During the 1970s, a number of "structured" techniques and methods were invented to replace earlier ad-hoc approaches to software development. The analysis and design (as opposed to implementation) techniques emphasize the building of abstract models to assist in the understanding, planning, and implementation of a system. The rationale for modeling is the same in software as it is in any engineering discipline; money and effort are saved if problems are identified and dealt with early in the engineering process.

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

    The IS CASE market declined in the early nineties for a number of reasons. While the IS software development market is large, commitment to structured methods (and the attendant engineering discipline) was weak. Some CASE companies made claims which the products were unable to deliver and soured the market. Others were slow to respond to technology changes such as the shift to client/server application development and object orientation (discussed further below). The decline resulted in a number of market leaders closing or being acquired. The technical market, where Cadre derived the majority of its business, was affected by the contraction and consolidation in the defense industry. Consequently, Cadre diversified its product line into the software development process, including debugging, measurement and verification tools.

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

    Cadre started selling its first OO analysis and design products (based on the method of developing software created by Shlaer-Mellor) in 1989. In 1993 when market momentum began to build around a related method called the Object Modeling Technique ("OMT"), Cadre entered the market by reselling an OMT product. This was later replaced by the OMT tool developed by Westmount Technology B.V., acquired by Cadre in 1995. As the structured tools market matures, the Company expects a transition to the OMT tool and related products. These products run on both UNIX-based platforms and Windows 95 and NT-based platforms.


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

APPLICATION DEVELOPMENT STRATEGIES

    In the past, companies that have worked to provide state-of-the art application development products have seemed to focus on one or the other of these worlds -- automation of the rapid application development ("code it and go") approach, or automation of the techniques pioneered by early methodologists in largely mainframe environments. Again, the trend had been toward diverse techniques being used in organizations and projects of different sizes or technologies. But Cayenne and many of Cayenne's customers see significant value in creating a scaleable development approach, one that provides the productivity of rapid, visual development with the reliability of a robust environment. Some techniques commonly associated with mainframe-oriented development in the past, such as data and process modeling, automated database design, and performance analysis, can be applied with equal success to the development of client/server applications; they need only be adapted to the characteristics of specific technology environments.

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

Many of these applications are considered to be "business-critical," meaning that their continued operation and effectiveness is critical to the execution of day-to-day business. Many other application development tools on the market today provide productivity benefits for smaller, less complex applications, but these tools lack the robust features that allow an organization to continue using those same tools to address more complex requirements for applications that are central to the business. Cayenne's strategy is to produce solutions to a number of different problems relating to the development of business-critical applications in mainframe, structured, object-oriented and client/server technologies.

    As the Company continues its migration toward providing customers a more open and flexible set of solutions aimed at the growing object-oriented and client/server markets, it faces many challenges. To address some of these challenges the Company has introduced a suite of additional products targeted at the object-oriented and client/server markets. The Company plans to continue to enhance its product offerings through development efforts, strategic alliances and acquisitions to improve its competitive position. The actions necessary to execute this transition have had an adverse effect on the Company's operating results during the six-month transition period ended December 31, 1996, and during fiscal years ended June 30, 1996, 1995 and 1994, respectively.

CAYENNE'S APPROACH
CAYENNE PROVIDES PRODUCTS AND SERVICES IN THE FOLLOWING SOLUTION AREAS:

                    --  Modeling business requirements
                    --  Designing and re-engineering databases
                    --  Developing and deploying applications
                    --  Work group support
                    --  Leveraging legacy systems
                    --  Structured analysis and design
                    --  Object-Oriented technology

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


    ABILITY TO ACHIEVE PRODUCTIVITY BY REUSING PREVIOUS WORK. The
technology-independent approach, combined with the use of object-oriented techniques, allows for the reuse of valuable work -- a very important contributor to productivity. Cayenne supports reuse by:

         - Providing development tools that help build scaleable applications, minimizing the need for redevelopment.

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

STRATEGIC DIRECTION

Cayenne continues to invest in robust solutions that facilitate development of the most critical applications, are applicable across multiple platforms, can be used throughout the application development life cycle, and will stand the test of time, justifying customer investments. These solutions result from a combination of Cayenne-built software products, joint development efforts with partners, acquired technology, and services provided by Cayenne's highly experienced trainers and consultants. Cayenne has invested in its client/server, object-oriented mainframe and structured analysis solutions, recognizing that many organizations will need to maintain multiple types of environments for some time to come. The Company is positioned in the midst of several industry megatrends. Trends towards data warehousing, the internet and intranet, the use of the object-oriented software development approach, and year 2000 data field initiatives are fueling market demand for the Company's products that address these trends.

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

DESIGNING AND RE-ENGINEERING DATABASES

Cayenne offers tools on both Windows and OS/2 platforms that allow data analysts, application developers, and database designers to design, implement, and maintain high-performance relational databases. TERRAIN is Cayenne's family of database design tools that offers a comprehensive, scaleable database design environment for business-critical client/server databases. TERRAIN 500 provides graphical support for basic design tasks, such as object creation and maintenance, reporting, and database documentation. Open Connectivity tasks support Microsoft Open Database Connectivity (ODBC), allowing Terrain 500 users to import and export designs from over 40 popular Database Management Systems (DMBSs), including Microsoft and SYBASE SQL Server, ORACLE, Informix, and DB2/6000.

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

DEVELOPING AND DEPLOYING APPLICATIONS

    ELLIPSE provided a comprehensive solution for building and maintaining business-critical client/server applications. It combined a productive, visual development environment with a robust production system and integrated life cycle management. This combination allowed organizations to build reliable and scaleable multi-platform client/server applications. Teams of developers on the Sun Solaris platform could use Ellipse to build small or large database applications, and deploy those applications to one or more production sites. Ellipse helped organizations take advantage of the special benefits of client/server computing by automatically partitioning the application between clients and servers. Ellipse's automatic recovery and restart features ensured that applications and information would be available when needed by business users, thereby reducing the risk of bringing run-the-business applications to new client/server technology. Ellipse was based on a shared object repository and incorporated configuration management and version control features which facilitate ease of maintenance and a smooth transition to new software releases. In July 1996, the Company entered into an agreement with Seer Technologies, Inc. ("Seer") providing for the sale of its Ellipse product in exchange for certain royalties payable under the terms of the joint development and distribution agreement described below if the Company's former Ellipse customers migrate to Seer's HPS product.

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

MANAGING THE PROCESS

    SERVEYOR is a multi-platform client/server product that integrates process and project management to enable information systems development teams to work more efficiently and effectively. Organizations that have adopted a development methodology can use Serveyor to adapt that methodology for specific projects, assign tasks and deliverables, launch the tool appropriate for performing each task, track progress, and manage resources within and across projects. Serveyor incorporates a large knowledge base of information relevant to information systems processes and tasks, enabling staff members to learn on the job. Overall, this product serves as an umbrella over the other tools, tasks, and deliverables that make up the development process. Serveyor is distributed by Cayenne under the terms of a worldwide technology and marketing agreement with Rapid Systems Development, Inc. which owns certain rights to the technology for the product. The Company no longer actively sells and markets Serveyor.

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

    CAYENNE 2000 is a tool to help diagnose Year 2000 challenges. It can detect date dependencies in single or across multiple COBOL programs, generate reports on the changes needed and the impact of those changes, and provide an estimate of the time required to fix the problems. It can also correct certain date dependency problems in the COBOL source code.

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

OBJECT ORIENTED TECHNOLOGY

    OBJECTTEAM FOR OMT automates and manages software construction using the Object Modeling Technique (OMT). It provides a multi-user repository with version and configuration management, supports the Rumbaugh et al. Object Modeling Technique, and generates incremental code. The Company has also developed a Java code generator for ObjectTeam. In August 1996, the Company entered into a strategic alliance with Project Technology, Inc., a provider of Schlaer Mellor based object technology for software development in order to provide current ObjectTeam for Schlaer Mellor customers an upgrade path to Project Technology's Bridgepoint tool set.

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

RISKS OF INTERNATIONAL OPERATIONS

    Approximately 51%, 52%, 50% and 48% of Cayenne's revenues during the six-month transition period ended December 31, 1996 and fiscal 1996, 1995 and 1994, respectively, were attributable to international sales. Cayenne commenced operations of its German subsidiary, Bachman Information Systems, GmbH, in November 1990. Cayenne acquired the Cayenne-related business of Pro- Systems S.A., its distributor in France, in October 1991; all of the stock of its distributor in the United Kingdom, Bachman Information Systems Limited, in November 1991; and the Cayenne-related business of Bachman Italia, S.r.1., its distributor in Italy, in January 1992. The Company also commenced operations of its Spanish and Singapore subsidiaries in April 1996 and February 1995, respectively. The future contribution of sales from the foreign subsidiaries to Cayenne's results of operations depends on Cayenne's success in maintaining cost-effective marketing and sales operations through these wholly-owned subsidiaries. In September 1994, as part of a restructuring to reduce expenses, Cayenne reorganized the operations of its German subsidiary. In connection with the Cadre merger, the Company has acquired subsidiaries in the Netherlands and Australia.

    Approximately 4%, 7%, 6% and 5%, of Cayenne's revenue during the six-month transition period ended December 31, 1996 and fiscal 1996, 1995 and 1994, respectively, was attributable to sales made to independent international distributors. Sales in countries in which Cayenne continues to use independent distributors will remain subject to the distributors' financial condition and success, which cannot be controlled by Cayenne.

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

CUSTOMERS AND APPLICATIONS

    Cayenne's products are used worldwide by information systems specialists in a wide variety of business, government, and non-profit organizations. Generally, the customers are users of computing environments for data-intensive applications. With the acquisition of Cadre, the Company has expanded its customer base to include customers that are generally developers of complex software systems, covering a wide range of applications in the IS and "technical" sectors. As of December 31, 1996, Cayenne had over 52,000 installations worldwide, and a customer base of nearly 2,000 large enterprises worldwide that include businesses in a wide variety of industries.

    Historically, Cayenne relied significantly on its relationship with IBM for development and marketing of Cayenne's products. IBM was Cayenne's single largest customer during the transition period ended December 31, 1996 and in each of fiscal 1996, 1995 and 1994 when revenue from IBM (including license fees paid by IBM in connection with its own use of Cayenne products, as well as amounts paid by IBM as a distributor and systems integrator) accounted for 16%, 15%, 9% and 6% of Cayenne's total revenue, respectively. In January 1993, Cayenne discontinued its membership in the IBM International Alliances for AD/Cycle, SystemView, and Information Warehouse. Cayenne and IBM entered into a settlement and release agreement dated June 30, 1993 (the "IBM Settlement Agreement") pursuant to which Cayenne and IBM severed certain of their remaining relationships. Each party released and discharged the other party from all known and unknown claims occurring on or prior to June 30, 1993. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.

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

    Customers receive maintenance support from a staff of customer specialists via a telephone "hot line". In the past, software maintenance and support were generally provided without extra charge for ninety days following the initial licensing of a product. The Company has changed this practice and generally no longer provides maintenance and support without charge. Annual maintenance contracts are available.

    The Company offers three types of maintenance support at three price points. Basic Support provides customers who do not desire "hot line" access only with periodic product upgrades and feature/function enhancements. Additionally, Basic Support includes access to all services delivered through Cayenne's computer bulletin board and internet site. Call Plus, available to those customers who purchase basic support, provides specified personnel access to the Company's "Hot Line" for an additional annual fee. In addition to including all of the benefits of the Company's Basic Support and Call Plus maintenance, Premium Support subscribers are provided access to Cayenne's "Hot Line" support and shipment of unscheduled, emergency patches for documented errors or defects in the latest unmodified release. In addition, Premium Support customers receive discounts off the list price of Cayenne's annual user conference, public training courses, and on-site training (based on availability).

TRAINING AND CONSULTING

    Cayenne provides conceptual and product-oriented training courses for customers at education facilities in the United States in Atlanta, Burlington (Massachusetts) and New York City as well as in Toronto, Canada; Boulogne-Billancourt, France; Turin, Italy; Munich and Wiesbaden, Germany; Delft, Netherlands and Bracknell, England. Cayenne's international distributors provide training and consulting to customers in their territories.
Courses are also available to be customized and delivered at customer sites.

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

MARKETING AND SALES

Cayenne markets its products to Fortune 1000 companies, government agencies, and organizations of similar size worldwide that use computers and software for data-intensive and transaction-intensive applications. Cayenne seeks to promote acceptance of its products among technical personnel, as well as at the management level. Cayenne markets its products through a direct sales force in the United States and through wholly-owned subsidiaries in Australia, Canada, Germany, Italy, France, the Netherlands, Singapore, Spain and the United Kingdom. Distributors, agents and other resellers market Cayenne's products in over 60 other countries.

    Cayenne promotes a team selling approach in which telemarketing, corporate sales, and field sales representatives work together to identify, qualify, inform, and sell to prospective customers.

    In conjunction with its expansion into the client/server and object-oriented development marketplace and in an effort to promote distribution through alternate channels, Cayenne has been actively engaged in building alternate distribution channels such as value-added resellers ("VARs") and system integrators worldwide.

    Cayenne's marketing program includes advertising, public relations, promotional materials, direct mail, seminars, consultant briefings, user meetings, trade shows and telemarketing. The focus of these efforts is to position Cayenne and the value of Cayenne's solutions to customers as well as industry influencers. Cayenne's senior technical personnel frequently participate in industry conferences that increase customer awareness of Cayenne's products and its technological innovations. During the transition period ended December 31, 1996 and in fiscal 1996 and 1995, Cayenne pursued a focused marketing campaign to increase awareness of the value of Cayenne's solutions in client/server and object-oriented environments. Cayenne has also joined Sybase, Inc.'s Warehouse WORKS data warehouse program and will maintain compatibility with Sybase data warehouse offerings and participate in joint marketing activities.

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

    Cayenne's research and development staff has significant expertise in the technologies bearing on development of software tools, including personal workstations, mainframe systems, graphics, expert systems, database design, enterprise modeling, systems analysis, code generators, interface design, operating systems, networks, and language/compiler skills. Cayenne uses its product set in the design of future product enhancements and in the development and deployment of the Company's own internal information systems. In fiscal 1995, Cayenne entered into an agreement to develop, maintain and enhance certain of Cayenne's products in India, allowing Cayenne to realize savings in development costs while maintaining control over the product development process. In connection with the Cadre acquisition, the Company also supports development staff in the Netherlands.

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

   During the six-month transition period ended December 31, 1996, and in fiscal 1996, 1995, and 1994, Cayenne spent $5.4 million, $14.4 million, $17.1 million and $20.1 million respectively, on internal product development. Also during fiscal 1995 and 1994, the Company recorded charges for purchased research and development of $7.3 million and $1.7 million upon the closing of the acquisitions of Westmount Technology B.V. and Cooperative Solutions, Inc., respectively.

COMPETITION

    The market for application design and development products is highly competitive and characterized by continual change and improvement in technology. The list of Cayenne's principal competitors in sales situations depends on several factors including the solution area, whether the focus is mainframe or client/server development, and whether the customer seeks strategic or tactical solutions. Cayenne's principal competitors in the modeling and database design market include LogicWorks, Inc., Intersolv, Inc., and Texas Instruments, Incorporated. In the process management market, LBMS, Inc. serves similar needs to the Company's Serveyor product. Cayenne faces additional competition with its entry into the CASE market occupied by Cadre. The CASE market is characterized by rapid change and frequent introduction of new products. In the Structured technical market, Cayenne's primary competitor is Aonix (formerly, Interactive Development Environments, Inc.) In the object-oriented market, Cayenne's primary competitors are Rational Software Corp., Platinum Technology, Inc. and Aonix. Many other companies produce products that compete with Cayenne and still others might become competitors in the future. As Cayenne expands its product line into new solution areas it is encountering additional competitors. Many of Cayenne's existing and potential competitors have substantially greater financial, marketing, and technological resources than Cayenne.

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

SEASONALITY AND BACKLOG

    The Company's quarterly results are subject to fluctuations resulting from a variety of factors, including the effects of domestic and international economic conditions, budgetary considerations and spending patterns of customers, the Company's sales compensation plan, the timing of large individual orders, new product introductions, and recognition of fees in connection with license, development and similar agreements. The Company typically realizes a larger percentage of its software product license revenues in the second and fourth quarters of each year, with traditionally its lowest product license revenues occurring in the third quarter of each year. This seasonality results in part from budgetary considerations and spending patterns of the Company's customer base and the Company's sales commission plan, which compensates sales personnel for achieving or exceeding annual quotas. In addition, a major portion of each quarter's product license revenues is typically realized in the last month of the quarter. As a result of the factors discussed above, the Company's operating results for any one quarter are not necessarily indicative of results for any future period.

    While the length of the sales cycle varies, Cayenne typically does not have a significant backlog, and substantially all of its product revenues in any quarter result from sales made in that quarter.

EMPLOYEES

    As of February 28, 1997, Cayenne employed 344 people worldwide on a full time basis. No employees are represented by a labor union. Cayenne has not experienced any work stoppages and believes its relations with employees are good. Cayenne believes that its future success will depend in part on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software developers and sales and marketing personnel.

ITEM 2. PROPERTIES

Cayenne's executive offices, principal research and development facilities, and principal marketing, customer service and support and production facilities are located in approximately 62,000 square feet of space in an executive office park in Burlington, Massachusetts. Cayenne occupies that space under a lease expiring October 31, 1997. Cayenne maintains its primary sales and support offices in nine locations in the United States, and its distribution subsidiaries have offices in Toronto, Canada; Bracknell, England; Boulogne-Billancourt, France; Wiesbaden and Munich, Germany; Singapore; Madrid, Spain; Delft, Netherlands; Canberra, Australia; and Florence, Milan, Rome, and Turin, Italy.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 20, 1996, the Company held a special meeting of stockholders in lieu of annual meeting (the "Special Meeting"). The matters to be voted upon at the Special Meeting included the election of two members of the Board of Directors to serve as the Class B Directors of the Company and the approval of the Company's Amended 1996 Incentive and Nonqualified Stock Option Plan. R. John Fletcher and Peter J. Boni were elected as the Class B Directors at the Special Meeting. John J. Alexander, Allyn C. Woodward. Charles W. Bachman and William H.D. Goddard were the Company's other directors whose term of office continued after the meeting.

Voting on the matters considered by the security-holders was as follows:


                                                                                       Broker      Withheld
                                                  For         Against    Abstain      Non-Vote    Authority
                                               ------------------------------------------------------------
Approval of Amended 1996 Incentive and
  Non-qualified Stock Option Plan               3,041,297     963,277     40,996     8,105,864           -

Approval of Election of Class B Directors:
  Peter J. Boni                                11,571,668           -          -             -     579,766
  R. John Fletcher                             11,572,953           -          -             -     578,481

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table sets forth, for the periods indicated, the range of high and low sales prices for the Company's common stock, as reported by the NASDAQ National Market System. The Company's common stock is traded under the NASDAQ symbol "CAYN" (formerly "BACH") since the Company's initial public offering on November 26, 1991. These prices reflect interdealer prices, without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. In October 1996, the Company changed its fiscal year from June 30 to December 31. Accordingly, the transition period only includes stock prices for the first and second quarters.

                    Transition Period
                 Ended December 31, 1996    Fiscal Year 1996    Fiscal Year 1995
                 -----------------------    ----------------    ----------------

                  High           Low         High     Low       High       Low
                  ----           ---         ----     ---       ----       ---
First Quarter     $7.125         $4.00      $ 7.875   $5.75     $2.75      $1.75
Second Quarter     5.6875         3.8125     10.25     4.625     4.1875     2.00
Third Quarter        --             --       11.875    8.25      5.375      3.50
Fourth Quarter       --             --       10.00     6.50      7.875      4.50

    The Company has not declared or paid cash dividends on its common stock and does not plan to pay cash dividends to its stockholders in the near future. The Company presently intends to retain any earnings to finance further growth of its business. As of March 26, 1997, there were 622 stockholders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K:

Statement of Operations Data (in thousands, except per share data)

                                                   Transition
                                                     period     Prior period                    Year ended June 30,
                                                      ended        ended
                                                  December 31,   December 31,
                                                      1996          1995          1996       1995      1994       1993       1992
                                                  ---------------------------------------------------------------------------------
Revenues:
   Software license                                 $ 10,131      $ 15,951     $ 26,282   $ 29,849   $ 36,171   $ 39,780   $ 64,729
   Consulting and education
     services                                          4,684         5,915       12,367     14,306     13,590     13,473     10,389
   Maintenance                                        13,161        14,366       27,237     28,634     27,317     24,245     19,609
   Other                                                --            --           --         --         --          798      3,807
                                                    -------------------------------------------------------------------------------
      Total revenues                                  27,976        36,232       65,886     72,789     77,078     78,296     98,534
Costs and expenses:
Cost of revenues
   Cost of software licenses                           1,521         2,241        3,999      6,105      5,688      4,464      5,886
   Cost of consulting and education
      services and maintenance                         4,975         7,044       12,910     15,953     13,728     13,219      9,900
Sales and marketing                                   12,488        16,978       32,614     37,656     41,375     47,055     51,394
Research and development                               5,411         7,957       14,448     17,059     20,128     14,790     16,832
General and administrative                             3,307         4,370        8,530      8,062      7,783      9,946      9,620
Restructuring  and other costs                         6,300         1,694        2,819      5,483       --        9,744      1,495
Charge for purchased
   research and development                             --             158          158      7,300      1,736       --         --
                                                    -------------------------------------------------------------------------------
      Total Costs and expenses                        34,002        40,442       75,478     97,618     90,438     99,218     95,127
                                                    -------------------------------------------------------------------------------
Income (loss) from  operations                        (6,026)       (4,210)      (9,592)   (24,829)   (13,360)   (20,922)     3,407
Interest income (expense), net                          (225)          (77)        (547)       202        485        669        688
Other income (expense), net                              282          (111)         (84)        34         80        273        (76)
                                                    -------------------------------------------------------------------------------
Income (loss) before provision for income
   taxes and extraordinary item                       (5,969)       (4,398)     (10,223)   (24,593)   (12,795)   (19,980)     4,019
Provision for income taxes                               399           404        1,124        297        407         94      1,758
                                                    -------------------------------------------------------------------------------
Income (loss) before extraordinary item               (6,368)       (4,802)     (11,347)   (24,890)   (13,202)   (20,074)     2,261
Extraordinary item - reduction of income
   taxes due to utilization of prior years' net
   operating losses                                     --              --         --         --         --           41        909
                                                    -------------------------------------------------------------------------------
   Net income (loss)                                $ (6,368)     $ (4,802)    $(11,347)  $(24,890)  $(13,202)  $(20,033)  $  3,170
                                                    -------------------------------------------------------------------------------
Income (loss) per common share:
Income (loss) before extraordinary
   item                                             $  (0.36)     $  (0.32)    $  (0.71)  $  (1.86)  $  (1.06)  $  (1.72)  $   0.20
Extraordinary item                                      --            --           --         --         --         --         0.08
                                                    -------------------------------------------------------------------------------
   Net income (loss) per common share               $  (0.36)     $  (0.32)    $  (0.71)  $  (1.86)  $  (1.06)  $  (1.72)  $   0.28
                                                    ===============================================================================
Weighted average number of common
   and common equivalent shares
   outstanding                                        17,590        15,103       15,914     13,350     12,484     11,647     11,506
                                                    ===============================================================================


BALANCE SHEET DATA
(in thousands)

                                     Transition Period
                                           Ended                          Year Ended June 30,
                                        December 31,        ------------------------------------------------------
                                            1996           1996         1995         1994        1993        1992
                                            ----           ----         ----         ----        ----        ----
Working capital                           $ (3,940)      $   499     $ (1,638)     $ 8,193     $21,334     $37,233
Total assets                                22,236        34,099       35,384       46,439      62,481      81,094
Long-term obligations                          106         2,096        2,534         --         2,551       3,049
Redeemable Series A
  Convertible Preferred Stock                   --            --        5,493         --          --          --
Stockholders' equity (deficit)                (655)        2,624       (2,753)      17,336      28,229      47,420

--------------------

(1) The above tables reflect the results of the combined company. The Company's fiscal 1996 results have been combined with Cadre's results for the twelve months ended June 30, 1996. The Company's results for fiscal 1995, 1994, 1993 and 1992 have been combined with Cadre's calendar year end results for the same period. In this presentation, Cadre's financial data for the period July 1, 1995 to December 31, 1995 is included in both the periods ended June 30, 1996 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Cayenne Software, Inc. is one of the largest global suppliers of analysis and design solutions for commercial and technical application and database development. Cayenne offers development teams a scaleable, workgroup-to-enterprise product family for object-oriented, data driven and structured application development approaches.

         On July 18, 1996, the Company completed its acquisition of Cadre Technologies, Inc. ("Cadre") under an Agreement and Plan of Merger dated March 25, 1996, by and among the Company, Cadre and B.C. Acquisition Corp., whereby the Company acquired all of the outstanding capital stock of Cadre in exchange for 4,716,442 shares of Cayenne common stock (the "merger"). The merger was accounted for as a pooling-of-interests during the transition period ended December 31, 1996. Additionally, effective upon the merger the Company changed its name to Cayenne Software, Inc. The Company acquired Cadre to expand its product offerings to include structured analysis and design and object-oriented technology as well as to expand its customer base.

         In October 1996, the Company changed its fiscal year end from June 30th to December 31st. As a result the period from July 1, 1996 through December 31, 1996 was designated as "the transition period."

         This Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include without limitation, those set forth below under the caption "Factors That May Affect Future Results."

RESULTS OF OPERATIONS

         Cayenne's operating results for the transition period ended December 31, 1996 and prior fiscal periods ended June 30 1996, 1995 and 1994, respectively, were significantly adversely affected by the market trends of the Company's customers moving from mainframe development and structured analysis towards client/server and object-oriented solutions, together with Cayenne's efforts to respond to those trends. Additionally, the contraction of federal defense programs has led to industry consolidation thereby reducing the Company's customer base for its technical embedded products.

         In particular, Cayenne's business operations in fiscal 1994 were significantly adversely affected by the severing of substantially all of its relationships with IBM. Cayenne historically relied heavily on its relationship with IBM for development and marketing of its products. Prior to fiscal 1993, Cayenne's products were designed primarily for organizations that employed IBM and IBM-compatible mainframe computers, MVS operating system and the DB2 relational database management system. As a result, the market for Cayenne's products has been directly affected by declines in the acceptance of those IBM and IBM-compatible products. Prior to January 1993, Cayenne was a member of IBM's International Alliances for AD/Cycle, SystemView and Information Warehouse. Cayenne also maintained a close technical relationship with IBM, which provided Cayenne with access to technical information concerning certain current and planned developments in IBM products and systems. IBM marketed Cayenne's products in the United States, Canada, Puerto Rico, and Austria prior to July 1993, and continues to be a non-exclusive distributor of Cayenne's products in certain Asia-Pacific countries and Switzerland.

IBM was Cayenne's single largest customer during the transition period ended December 31, 1996 and in the previous fiscal years ended June 30, 1996, 1995 and 1994 when revenue from IBM (including license and maintenance fees paid by IBM in connection with its own use of Cayenne products, as well as amounts paid by IBM as a distributor and systems integrator) accounted for 16%, 15%, 9%, and 6% of Cayenne's total revenue, respectively.

While Cayenne expects its broadened focus will benefit Cayenne in the long-term, there can be no assurance that the foregoing trends will not materially adversely affect either the success with which Cayenne develops, supports, and sells products for use with IBM and IBM-compatible computers and systems or the extent to which IBM continues to be a customer of Cayenne. The foregoing events may limit Cayenne's ability to compete as effectively in the IBM and IBM-compatible market, particularly with companies that continue to be members of IBM's International Alliances.

REVENUES

         As the Company continues its migration to providing customers a more open and flexible set of solutions aimed at the growing client/server and object-oriented market, it faces many challenges. The Company has addressed some of these challenges through the acquisition of Cadre which provides the Company with broader product offerings and a significantly larger customer base from which to solicit new and additional business. Additionally, the Company has introduced several new products during the past three years through both internal development and acquisitions that are targeted at the client/server and object-oriented markets. The Company plans to continue to enhance its product offerings through development efforts, strategic alliances and acquisitions to improve its competitive position. The actions necessary to execute this transition have had an adverse effect on the Company's operating performance during the six month transition period ended December 31, 1996 and fiscal years ended June 30, 1996, 1995 and 1994, respectively.

         The Company's revenues are currently derived from three sources: (i) fees for the perpetual license of the company's proprietary software products,
(ii) fees from sales of consulting and education services, and (iii) maintenance fees for maintaining, supporting and providing periodic upgrades of the Company's software products.

THE SIX MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1996 COMPARED TO 1995

         SOFTWARE LICENSES. Software license revenue during the six month transition period ended December 31, 1996 amounted to $10.1 million compared to $16.0 million for the comparable period of 1995. The $5.9 million or 36% decrease in license revenues during the transition period resulted primarily from migration by the Company's customers from structured analysis and mainframe solutions toward object-oriented and client/server solutions. This migration resulted in a reduction of revenues from the Company's Analyst and Teamwork products. Additionally, contraction of federal defense programs led to industry consolidation, contributing to a reduction in the Company's technical embedded customer base and specifically reduced revenues from the Company's Teamwork and Teamwork-related products. As a result, the Company's worldwide revenue decreased from the comparable six months of the prior year. Also, a series of significant orders were received in the quarter ended December 31, 1995 from a major Italian systems integrator for the Company's mainframe based products. These orders accounted for approximately 15% of total software license revenue for the six months ended December 31, 1995 and were not duplicated during the transition period.

         Client/server and object-oriented products accounted for 50% of new license revenue during the six month transition period ended December 31, 1996, compared to 24% for the comparable period of the prior year. The Company expects this trend to continue during 1997 as both client/server and object-oriented solutions continue to gain global acceptance and installed customers elect to follow market trends and migrate from mainframe and structured tools to client/server and object-oriented solutions. Total license revenues in the United States and the United Kingdom declined 14% and 31%, respectively, due to the aforementioned migration trends. Total license revenue in Italy declined 59% during the period primarily due to a series of significant orders booked in the comparable period of 1995. No similar orders were booked during the transition period.

         CONSULTING AND EDUCATION SERVICES. Consulting and education services revenue during the six month transition period ended December 31, 1996 amounted to $4.7 million compared to $5.9 million for the comparable period of the prior year. The $1.2 million or 21% decrease in consulting and education service revenues is attributable to reduced software license revenue, lower customer demand and reduced staffing in this area. Consulting and education revenue in Italy increased by $0.2 million or 5%, while United States and United Kingdom revenues declined by $1.2 million or 57% and $0.2 million or 40% , respectively. Training courses are offered for each of Cayenne's major products. Typically, consulting and education revenue follows the trend of software license revenue and, therefore, consulting and education revenue during the transition period as compared to the same period ended 1995 has followed the decline in license revenue experienced in the United States and United Kingdom. The increase in consulting and education revenue in Italy is attributable to several long-term consulting contracts signed during fiscal 1996.

         MAINTENANCE. Maintenance revenue for annual maintenance contracts is deferred and recognized ratably over the term of the agreement. Maintenance revenue for the six month transition period ended December 31, 1996 amounted to $13.2 million compared to $14.4 million for the comparable period of the prior year. Maintenance revenue in Italy and the United Kingdom increased by $0.5 million and $0.2 million or 54% and 10%, respectively. Increased maintenance revenue in Italy and the United Kingdom resulted from increased penetration of international markets in the prior year combined with an increased portion of the customer base that renewed maintenance contracts. Maintenance revenue in the United States declined $1.4 million or 17% due to industry consolidation in the technical embedded market place, and the aforementioned market place migration to client/server and object-oriented tools and fewer customers renewing their maintenance contracts on mainframe and structured analysis tools. Although maintenance revenue from the Company's client/server and object-oriented tools has not fully offset the decline in maintenance revenue from its mainframe and structured analysis and design tools to date, maintenance revenue from those products has grown in the transition period ended December 31, 1996 as compared to the comparable period of the prior year and the renewal rate has remained relatively constant.

         COST OF REVENUES. The Company's cost of software licenses includes product packaging, documentation, media and royalties to third parties, as well as the amortization of capitalized software development costs. Costs of consulting and education services and maintenance includes personnel, travel and occupancy costs connected with providing such services.

         Cost of software licenses were $1.5 million or 5% of revenue during the six month transition period ended December 31, 1996 compared with $2.2 million or 6% of revenue in the comparable period of 1995. The $.7 million decrease in 1996 expenses reflects reduced sales of third party product for which the Company pays a royalty to resell as well as reduced manufacturing costs consistent with lower revenues. Additionally, amortization related to WindTunnel was $0 in the transition period compared to $.2 million in the same period of the prior year. This reduction is directly related to the Company's determination in June 1996 that the WindTunnel product was no longer consistent with the Company's objectives.

         Cost of consulting, education and maintenance were $5.0 million or 18% of revenue during the six month transition period ended December 31, 1996 compared with $7.0 million or 19% of revenue in the comparable period of 1995. The $2.0 million decrease in 1996 expenses generally reflects reduced staffing levels as a result of company efforts to better align staffing with demand, attrition and the merger.

         SALES AND MARKETING. Sales and marketing expenses were $12.5 million or 45% of revenue during the six month transition period ended December 31, 1996 compared with $17.0 million or 47% of revenue in the comparable period of 1995. The $4.5 million decrease in expenses during the transition period primarily reflects reduced marketing expenses including trade show attendance and advertising together with reduced staffing in North America and international subsidiary operations as a result of attrition and the merger.

         RESEARCH AND DEVELOPMENT. Cayenne's belief that product and technical leadership are critical to its success has resulted in a high level of expenditures for research and development. During the transition period ended December 31, 1996, the Company focused the majority of its research and development efforts on the release of new products and the refreshing of the existing product lines to prolong their lives. Research and development expenses were $5.4 million or 19% of revenue during the six month transition period ended December 31, 1996 compared with $8.0 million or 22% of revenue in the comparable period of 1995. The $2.6 million decrease in expenses during the transition period primarily reflects reduced staffing as a result of attrition and the merger. Additionally, during the quarter ended June 30, 1996, and in conjunction with the merger, the Company reviewed its product strategy and determined that several products including WindTunnel were no longer consistent with the Company's objectives. These efforts shifted resources toward developing and or refining client/server and object-oriented products consistent with the Company's objectives.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.3 million or 12% of revenue during the six month transition period ended December 31, 1996 compared with $4.4 million or 12% of revenue in the comparable period of 1995. The $1.1 million decrease in expenses during the transition period primarily reflects lower levels of staffing which were the result of the merger and the elimination of redundant positions.

         RESTRUCTURING AND OTHER COSTS. On July 18, 1996, the Company acquired Rhode Island-based Cadre in a merger transaction accounted for as a pooling of interests. The Company acquired all of the outstanding capital stock of Cadre in exchange for 4,716,442 shares of its common stock. In conjunction with the merger, and to reflect costs associated with combining the operations of the two companies, transaction fees, and other costs, the Company recorded a restructuring charge of $6.3 million during the six month transition period ended December 31, 1996. Included in the charge is $1.6 million of employee related termination expenses, $1.3 million of legal, accounting, investment banking and other professional fees, $1.4 million of facility closure and consolidation expenses, and $2.0 million of other miscellaneous expenses associated with the consolidation of the two companies and the company name change. This compares to a $1.7 million charge recorded in the comparable period of 1995 related to the Company's acquisition of Westmount Technologies B.V. ("Westmount") which included primarily employee related termination expenses.

         EFFECT OF INTERNATIONAL OPERATIONS ON INCOME (LOSS) FROM OPERATIONS

                                  Transition     Prior Period
                                 Period Ended       Ended                        Year Ended
                                  December 31,   December 31,                      June 30,
                                     1996            1995            1996            1995            1994
                                     ----            ----            ----            ----            ----
INCOME (LOSS) FROM OPERATIONS
United States                       $(1,239)       $(3,308)       $ (3,497)       $ (9,419)       $ (8,771)
Italy                                   113          1,317             336            (540)           (452)
United Kingdom                       (1,194)          (481)         (1,096)         (2,044)         (1,274)
Rest of World                        (3,706)        (1,738)         (5,335)        (12,826)         (2,863)
                                    ----------------------------------------------------------------------
                                    $(6,026)       $(4,210)       $ (9,592)       $(24,829)       $(13,360)
                                    ======================================================================

         In addition to the factors listed above, the operations of the Company's international subsidiaries significantly affected results of operations during the six month transition period ended December 31, 1996 and the comparable period of 1995.

         The loss from operations -- United States and Rest of World --remained relatively flat during the transition period at $4.9 million compared to the corresponding period of the prior year due to reduced spending in the sales and marketing, research and development and general and administrative areas. These savings were offset by the aforementioned restructuring charge of approximately $5.6 million in the United States and $0.2 million in Rest of World. A similar charge of $1.7 million was recorded in the comparable period of 1995.

         The Company's Italian subsidiary reported income from operations of $0.1 million during the transition period compared to $1.3 million in the corresponding period in the prior year. The lower net income is principally due to a series of significant orders received from a large systems integrator during December 1995 which were not duplicated during the transition period.

         The loss from operations in the Company's United Kingdom subsidiary increased 148% during the six month transition period ended December 31, 1996 to $1.2 million compared to the corresponding period in the prior year principally due to lower software license, and consulting and education revenues during the period. Additionally, the United Kingdom recorded a restructuring charge of approximately $0.4 million during the transition period.

         OTHER INCOME (EXPENSE), NET. Other income during the six-month transition period ended December 31, 1996 increased slightly compared to the same period of the prior year primarily due to lower debt levels combined with reduced interest rates on outstanding balances.

         PROVISION FOR INCOME TAXES. Due to operating losses during the transition period ended December 31, 1996 and the comparable period of 1995, the tax provision for those periods is composed primarily of foreign withholding taxes and income taxes related to the profitability of certain foreign subsidiaries. At December 31, 1996, the Company has a deferred tax asset of approximately $39.0 million composed principally of net operating loss carryforwards, which was offset fully by a valuation allowance due to the uncertainty of realization.

1996 COMPARED TO 1995

    SOFTWARE LICENSES. Software license revenue for fiscal 1996 amounted to $26.3 million compared to $29.8 million for fiscal 1995. The $3.5 million or 12% decrease resulted primarily from migration by the Company's customers from structured analysis and mainframe solutions toward object-oriented and client/server solutions. This migration resulted in a reduction of revenues from the Company's Analyst and Analyst related products. Additionally, contraction of federal defense programs led to industry consolidation, contributing to a reduction in the Company's technical embedded customer base, and specifically reducing revenues from the Company's Teamwork and related products. The decline was partially offset by a series of significant orders received in the quarter ended December 31, 1995 from a major Italian systems integrator for the Company's mainframe based products. These orders accounted for approximately 9% of total software license revenue for the fiscal year ended June 30, 1996.

    Client/server and object-oriented product license revenue accounted for 28% of license revenue for the year ended June 30, 1996, compared to 16% for the year ended June 30, 1995. These results reflect the continued market trend in the United States to migrate from structured and mainframe environments to object-oriented and client/server environments. The Company's suite of client/server products was available during the fourth quarter of fiscal 1995 and its own object-oriented products were introduced when the Company acquired Westmount in May 1995. Total license revenues in the United States and United Kingdom declined 24% and 36%, respectively due to the aforementioned migration trends. Total license revenue in Italy increased by 100% during fiscal 1996 due to a series of significant orders from a major systems integrator and increased market penetration.

    CONSULTING AND EDUCATION SERVICES. Total consulting and education revenue in fiscal 1996 amounted to $12.4 million compared to $14.3 million for the comparable period of the prior year. The $1.9 million or 14% decrease in consulting and education service revenue is attributable to reduced software license sales, lower customer demand and reduced staffing. Consulting and education revenue in Italy increased by $1.0 million or 19%, while United States and United Kingdom revenues declined by approximately $1.0 million and $1.1 million or 18% and 44%, respectively, for the year ended June 30, 1996 compared to the prior fiscal year. Training courses are offered for each of Cayenne's major products. Typically, consulting and education revenue follows the trend of software license revenue and, therefore, the decline in license revenue experienced in the United States and United Kingdom has caused the consulting and education revenue also to decline in fiscal 1996 from fiscal 1995. The increase in consulting and education revenue in Italy is attributable to increased demand for the Company's consulting services from its increased customer base and mainframe sales.

    MAINTENANCE. Maintenance revenue for annual maintenance contracts is deferred and recognized ratably over the term of the agreement. Maintenance revenue amounted to $27.2 million compared to $28.6 million for the comparable period of the prior fiscal year. Maintenance revenue in Italy and the United Kingdom increased by $0.5 million and $0.1 million or 42% and 2%, respectively. The increase in maintenance revenue in Italy and United Kingdom resulted from increased penetration of the international markets along with an increase in the portion of the customer base that renewed maintenance contracts. Maintenance revenue in the United States declined by $0.3 million or 2% primarily from the aforementioned market place migration to client/server and object-oriented tools and fewer customers renewing their maintenance contracts on mainframe and structured analysis based tools. Maintenance revenue, rest of world, declined $1.7 million or 22% due to a decrease in the portion of customers renewing maintenance contracts and a decline in new license revenues. The aggressive migration from mainframe and structured products to client/server and object-oriented products has resulted in an increased number of customers not renewing their maintenance contracts. The Company's client/server and object-oriented products were introduced late in fiscal 1995 and have not offset the declines in mainframe and structured revenues.

    COST OF REVENUE. Costs of software licenses were $4.0 million or 6% of revenue during fiscal 1996 compared with $6.1 million or 8% of revenue in the comparable period of fiscal 1995. The $2.1 million decrease in expenses reflects reduced sales of third party products for which the Company pays a royalty to sell as well as reduced manufacturing costs consistent with lower revenues. Cost of software licenses as a percentage of related software license revenue was 15% and 20% for fiscal 1996 and 1995, respectively.

    The cost of consulting, education and maintenance were $12.9 million or 20% of revenue during fiscal 1996 compared with $16.0 million or 22% of revenue in the comparable period of fiscal 1995. The $3.1 million decrease in the cost of consulting, education and maintenance was principally caused by decreased costs in North America as the Company adjusted staffing levels to more closely align with demand.

    SALES AND MARKETING. Sales and marketing expenses were $32.6 million or 50% of revenue during fiscal 1996 compared with $37.7 million or 52% of revenue in the comparable period of 1995. The $5.1 million decrease in sales and marketing expenses during the year resulted primarily because of reduced marketing activities and reduced headcount. During the fourth quarter of fiscal 1996, the Company had increased marketing costs of approximately $0.6 million principally related to advertising and promotion of the Company's new name and product strategy. This compares to $0.6 million of costs incurred in fiscal 1995 related to the launch of the Company's new products together with the Company's user conference held in September 1994.

     RESEARCH AND DEVELOPMENT. In fiscal 1996, the Company focused the majority of its research and development resources on porting its current products to new platforms and development of new products targeted at the client/server and object-oriented markets. Research and development expenses were $14.4 million or 22% of revenue during fiscal 1996 compared with $17.1 million or 23% in the comparable period of 1995. The $2.7 million decrease in research and development expenses is due primarily to the restructuring taken by the company in fiscal 1995 to reduce headcount and consolidate facilities. Additionally, reduced spending on the Company's Paradigm Plus product, which was replaced by ObjectTeam together with reduced spending on Ellipse and WindTunnel products, which are no longer considered strategic to the Company, contributed to lower expenses.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $8.5 million or 13% or revenue during fiscal 1996 compared with $8.1 million or 11% or revenue in the comparable period of 1995.

    RESTRUCTURING AND OTHER COSTS. During fiscal 1996, and in conjunction with the contemplated merger between Cayenne and Cadre, the Company reviewed its product strategy and determined that several products including WindTunnel were no longer consistent with the Company's objectives. Accordingly, the Company evaluated the net realizable value of the related intangible assets and recorded a charge of approximately $1.1 million principally related to the write-off of the intangible asset acquired as part of its acquisition of WindTunnel Software, Inc. ("WindTunnel"). (See, also, Note 13 to Notes to Consolidated Financial Statements.)

    In the quarter ended December 31, 1995, formal plans were adopted and approved by executive management to restructure operations related to the absence of Windows-based object-oriented products. After the Westmount acquisition, the Company had planned to introduce and sell object-oriented Windows 95 and NT-based products during the quarter ended December 31, 1995. When it became apparent that the product was not going to become available during the quarter, and as a result revenues would be less than expected, the Company needed to reduce expenses to an appropriate level. A charge of $1.7 million principally related to a reduction in force (approximately 47 employees) was recorded in December 1995. At December 31, 1996 the Company has met substantially all obligations with regard to this restructuring.

    Following the completion of certain significant development efforts and associated product introductions, the Company effected a restructuring on September 29, 1994 to streamline its operations and better align expenses with revenue. The Company recorded a restructuring charge of $2.0 million during the three months ended September 30, 1994. The restructuring included a charge of approximately $1.5 million in termination charges resulting from a 20% reduction in staff (approximately 70 employees). Prior to the execution of this restructuring, the Board of Directors of the Company approved a plan to terminate certain specified employees and close certain facilities. Such plan was communicated to the employees of the Company prior to the end of the quarter and such employees were specifically identified and terminated. The termination benefits to such employees were consistent with the Company's written severance policy and agreements. The restructuring also included approximately $0.3 million in related facilities expense associated with the closure of the Company's San Jose, California development facility. The Company also reorganized the operations of its German subsidiary by reducing its facilities and staff. As part of the restructuring, the Company also evaluated the value of certain contracts based on a number of factors including business plans, budgets, economic projections and market analysis. Based on a review of these factors, the Company determined to cancel certain contracts. The termination costs associated with those contracts amounted to approximately $0.2 million and are included in the restructuring charge. At December 31, 1996, the Company believes it has met all obligations with regard to the restructuring.

    During the quarter ended June 1995, formal plans were adopted and approved by executive management to restructure operations thereby eliminating redundant capitalized software development costs and reducing company-wide expenses. The purpose of the Westmount acquisition was to acquire Westmount's object-oriented technology, which essentially replaced the Company's existing object-oriented product line. The redundant software development cost write-off was $0.9 million and consisted of internally developed and capitalized costs related to the Company's old product. Additionally, the Company reduced expenses to better align them with revenues. Restructuring costs during the quarter ended June 1995 amounted to $1.8 million and included the previously mentioned $0.9 million write off of capitalized software development costs, $0.8 million of employee related costs and $0.1 million for other costs related to the restructuring. At December 31, 1996 the Company believes that it has met all obligations with regard to the restructuring.

CHARGE FOR PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. On May 1, 1995, the Company acquired Westmount Technology, B.V. ("Westmount") in a transaction accounted for as a purchase for approximately 679,000 shares of common stock and 185,000 warrants to purchase additional shares. The purchase price was allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. The cost in excess of net assets acquired of $8.1 million was identified as purchased research and development. The software technology was valued at $0.8 million and the technology in process was valued at $7.3 million. This technology had not reached technological feasibility and had no future alternative use, as a result, the technology in process was charged to earnings during the fourth quarter of fiscal 1995.

EFFECT OF INTERNATIONAL OPERATIONS ON INCOME (LOSS) FROM OPERATIONS

    In addition to the factors listed above, the operations of Cayenne's international subsidiaries significantly affected its results of operations in fiscal 1996 and 1995.

    The loss from United States and Rest of World operations decreased by $13.4 million or 60% to $8.8 million primarily due to charges related to the 1995 acquisition of Westmount combined with reduced headcount and other cost control measures implemented by the Company. The loss from operations in the United Kingdom decreased by $0.9 million during fiscal 1996 to $1.1 million primarily due to headcount reductions and other cost control measures. For fiscal 1996, Italian operations reported a $0.3 million profit compared to a loss of $0.5 million in fiscal 1995. This increase in profitability of the Italian subsidiary is attributable to a series of significant orders from a large systems integrator received during the second quarter of fiscal year 1996.

    Included in income (loss) from operations in 1996 are $2.8 million of restructuring and other costs, $2.3 million in the United States and $0.5 million in rest of world. Results for 1995 include $5.5 million of restructuring and $7.3 million of in-process R&D charges, $4.1 million in the United States, $0.1 million in Italy, $0.1 million in United Kingdom and $8.5 million in Rest of World (primarily Netherlands).

OTHER INCOME (EXPENSE), NET

    Interest expense, net increased in fiscal 1996 compared to fiscal 1995 primarily due to increased borrowings under a factoring agreement which was terminated at the time of the merger and lower levels of average invested cash.

PROVISION FOR INCOME TAXES

    Because of the operating losses for fiscal 1996 and 1995, the tax provision for those periods are composed mostly of foreign withholding taxes and income taxes related to the profitability of certain foreign subsidiaries.

1995 COMPARED TO 1994

    SOFTWARE LICENSES. Software license revenue during fiscal 1995 amounted to $29.8 million compared to $36.2 during the comparable period of 1994. The $6.4 million or 17% decrease in license revenues during fiscal

1995 resulted primarily from migration by the Company's customers from structured analysis and mainframe solutions toward object-oriented and client/server solutions. The Company's suite of client/server solutions was available in late fiscal 1995 and was not a significant portion of the Company's revenue in 1995. The lack of a set of client/server solutions impacted the Company's ability to attract new customers and retain existing customers contributing to the decline. Additionally, during 1995, the Company's transition from selling third party object-oriented tools to internally developed tools was delayed and resulted in the Company's inability to offer certain object-oriented solutions for several months.

    Client/server and object-oriented product license revenue accounted for 16% of license revenue for the year ended June 30, 1995, compared to 8% for the year ended June 30, 1994. The increase in Client/server and object-oriented product license revenue is primarily attributable to the release in late 1995 of the Company's client/server products. Total license revenues in the United States and United Kingdom declined 13% and 25% , respectively, due to the aforementioned market trends. Total license revenue in Italy declined 16% due to lower than expected revenues from large customers.

    CONSULTING AND EDUCATION SERVICES. Total consulting and education services revenue in fiscal 1995 amounted to $14.3 million compared to $13.6 million for the comparable period of the prior fiscal year. The $0.7 million or 5% increase in consulting and education service revenue is primarily attributable to the increased number and use of courses and services available to Cayenne's large customer base in the Company's international subsidiaries combined with the addition of several long-term consulting contracts. Consulting and education revenue in Italy and the United Kingdom increased by $1.7 million and $1.1 million or 45% and 84%, respectively while United States revenues declined $1.5 million or 22% during the fiscal year. Typically, consulting and education revenue follows the trend of software license revenue and, therefore, the decline in the consulting and education revenue in fiscal 1995 from fiscal 1994 has followed the decline in software license revenue during such periods.

    MAINTENANCE. Maintenance revenue for annual maintenance contracts is deferred and recognized ratably over the term of the agreement. Maintenance revenue for fiscal year 1995 amounted to $28.6 million compared to $27.3 million for the comparable period of 1994. Maintenance revenue in Italy and United Kingdom increased $0.5 million and $0.7 million or 60% and 23% , respectively. These increases resulted from increased penetration of the international markets along with an increase in the portion of the customer base that renewed maintenance contracts. Maintenance revenue in the United States remained flat due to an increased customer base which was offset by a reduction in the percentage of customers renewing maintenance contracts.

    COST OF REVENUE. Costs of software licenses were $6.1 million or 8% of revenue during fiscal 1995 compared with $5.7 million or 7% of revenue in the comparable period of 1994. The $0.4 million increase in Fiscal 1995 expenses reflects increased sales of third party products for which the Company pays a royalty to resell. Included in the cost of licenses during fiscal 1995 and 1994 is amortization of approximately $0.5 million and $0.4 million of purchased software related to the September 1993 acquisition of WindTunnel. Fiscal 1994, included the write-off of $0.3 million of certain prepaid software royalties. Included in cost of software licenses was amortization of capitalized software development costs of $0.7 million and $1.0 million for fiscal 1995 and 1994, respectively. Cost of software licenses as a percentage of related software license revenue was 20% and 16% for fiscal 1995 and 1994, respectively.

    The cost of consulting, education and maintenance were $16.0 million or 22% of revenue during the fiscal year ended June 1995 compared with $13.7 million or 18% of revenue in the comparable period of 1994. The $2.3 million increase in expenses was principally caused by increased international costs as the international subsidiaries increased staff and the use of third party consultants to meet the demand from several long-term consulting contracts.

    SALES AND MARKETING. Sales and marketing expenses were $37.7 million or 52% of revenue during fiscal 1995 compared with $41.4 million or 54% in the comparable period of 1994. The $3.7 million decrease in sales and marketing expenses during the year was due principally to reduced headcount effected through the restructuring in the first quarter of fiscal 1995 along with a move in North America towards telesales and away from direct field sales efforts. In fiscal 1995 and 1994, Cayenne began promoting a team selling approach in which telemarketing, corporate sales, and field sales representatives work together to identify, qualify, inform, and sell to prospective customers.

    RESEARCH AND DEVELOPMENT. In fiscal 1995, the Company focused its research and development resources on porting its current products to new platforms, continued development of the WindTunnel and Ellipse products and development of new products targeted at the object-oriented and client/server markets. Research and development expense were $17.1 million or 23% of revenue during fiscal 1995 compared with $20.1 million or 26% of revenue in the comparable period of 1994. The $3.0 million decrease is due primarily to actions taken by the Company to reduce the value of capitalized software development costs associated with a technology license. This action resulted in a $1.1 million charge to research and development expense in fiscal 1994. No similar charge was recorded in fiscal 1995. In addition, the Company reduced spending on the Ellipse product, and entered into agreements with certain development partners whose funding offset approximately $0.5 million of development expense. During fiscal 1995, the Company closed its San Jose facility and consolidated all research and development in Burlington, Massachusetts. Expenses were also reduced in other areas of research and development effected through the restructuring in September 1994.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $8.1 million or 11% of revenue during fiscal 1995 compared with $7.8 million or 10% of revenue during the comparable period of 1994. The increase is due primarily to additional staffing from the Westmount transaction. These expenses have been partially offset by a decrease in goodwill amortization of approximately $0.4 million, along with expense controls in the Company's administrative areas.

     RESTRUCTURING AND OTHER COSTS. Following the completion of certain significant development efforts and associated product introductions, the Company effected a restructuring on September 29, 1994 to streamline its operations and better align expenses with revenue. The Company recorded a restructuring charge of $2 million during the three months ended September 30, 1994. The restructuring included a charge of approximately $1.5 million in termination charges resulting from a 20% reduction in staff (approximately 70 employees). Prior to the execution of this restructuring, the Board of Directors of the Company approved a plan to terminate certain specified employees and close certain facilities. Such plan was communicated to the employees of the Company prior to the end of the quarter and such employees were specifically identified and terminated. The termination benefits to such employees were consistent with the Company's written severance policy and agreements. The restructuring also included approximately $0.3 million in related facilities expense associated with the closure of the Company's San Jose, California development facility. The Company also reorganized the operations of its German subsidiary by reducing its facilities and staff. As part of the restructuring, the Company also evaluated the value of certain contracts based on a number of factors including business plans, budgets, economic projections and market analysis. Based on a review of these factors, the Company determined to cancel certain contracts. The termination costs associated with those contracts amounted to approximately $0.2 million and are included in the restructuring charge.

    During the quarter ended June 1995, formal plans were adopted and approved by executive management to restructure operations thereby eliminating redundant capitalized software development costs and reducing company-wide expenses. The purpose of the Westmount acquisition was to acquire Westmount's object-oriented technology, which essentially replaced the Company's existing object-oriented product line. The redundant software development cost write-off was $0.9 million and consisted of internally developed and capitalized costs related to the Company's old product. Additionally, the Company reduced expenses to better align them with revenues. Restructuring costs during the quarter ended June 1995 amounted to $1.8 million and included the previously mentioned $0.9 million write-off of capitalized software development costs, $0.8 million of employee related costs and $0.1 million for other costs related to the restructuring.

    In the quarter ended December 31, 1995, formal plans were adopted and approved by executive management to restructure operations related to the absence of Windows-based object-oriented products. After the Westmount acquisition, the Company had planned to introduce and sell object-oriented Windows 95 and NT-based products during the quarter ended December 31, 1995. When it became apparent that the product was not going to become available during the quarter, and as a result revenues would be less than expected, the Company needed to reduce expenses to an appropriate level. A charge of $1.7 million principally related to a reduction in force (approximately 47 employees) was recorded in December 1995.

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

EFFECT OF INTERNATIONAL OPERATIONS ON INCOME (LOSS) FROM OPERATIONS

    In addition to the factors listed above, the operations of Cayenne's international subsidiaries significantly affected its results of operations in fiscal 1995 and 1994.

    The loss from operations -- United States and Rest of World increased by approximately 91% to $22.2 million compared to the corresponding period of the prior year. The $10.6 million increase in loss from operations is primarily due to costs associated with the acquisition of Westmount and various restructuring actions taken by the Company during fiscal 1995. The loss from Italian operations increased by $0.1 million to $0.5 million during fiscal 1995. This increase is attributable to reduced software license revenue and start up costs associated with several long-term consulting contracts. The loss from operations in the United Kingdom increased by $0.7 million to $2.0 million during fiscal 1995. This increase is attributable to among other things increased sales and marketing expenses.

    Included in income (loss) from operations in 1995 are $5.5 million of restructuring and $7.3 million of in-process R&D charges, $4.1 million in the United States, $0.1 million in Italy, $0.1 million in United Kingdom, and $8.5 million in Rest of World (primarily in Netherlands). Results for 1994 include a $1.7 million in-process research and development charge.

OTHER INCOME (EXPENSE), NET

   Interest income, net decreased in fiscal 1995 compared to fiscal 1994 due primarily to increased borrowings. These costs were somewhat offset by higher rates earned on balances available for investment.

PROVISION FOR INCOME TAXES

   Because of the operating losses for fiscal 1995 and 1994, the tax provision for those periods are composed mostly of foreign withholding taxes and income taxes related to the profitability of certain subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

   As of December 31, 1996 the Company's principal sources of liquidity included cash and cash equivalents aggregating $4.2 million and a secured bank line of credit in the amount of $5.0 million discussed below. At December 31, 1996, cash and cash equivalents decreased by $10.5 million from the end of fiscal 1996. During the six month transition period ended December 31, 1996, cash flows were principally affected by the loss from operations and a decline in the number of maintenance contracts renewed. The Company's principal long-term cash commitments are for office space operating leases.

    On December 31, 1996, Cayenne had no material commitments for capital expenditures.

    On November 6, 1996, the Company amended and restated its revolving credit agreement with a bank to borrow up to $5.0 million. The Company extended the term of such agreement through October 4, 1997 and revised certain of the financial and operating covenants as well as the borrowing base thereunder. In connection with the amendment, the Company issued the bank a three-year warrant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $4.25 per share. The loan is contingent upon meeting certain financial and operating covenants at the time of any borrowing and over the life of the loan, including profitability of $0.25 million during the quarter ended December 31, 1996 and $1.0 million during the quarter ending June 30, 1997. The loan is secured by all of the assets of the Company and any borrowing amounts are tied to a percentage of qualified accounts receivable outstanding at the time of any borrowing. The financial covenants include the attainment of certain specified levels of consolidated net income (loss) at the end of each quarter, tangible net worth (generally defined as the excess of tangible net assets of the Company over total liabilities (excluding any outstanding redeemable preferred stock)) at the end of each quarter and month, and liquidity (generally defined as cash and cash equivalents plus eligible domestic accounts receivable and eligible international accounts receivable less any indebtedness to the bank) at the end of each month. The Company was in compliance with all covenants as amended at December 31, 1996. At December 31, 1996, the borrowing base under the revolving credit agreement was approximately $4.5 million.

    On July 18, 1996, the Company completed its merger with Cadre of Providence, Rhode Island. In connection with the merger the Company issued 4,716,442 shares of Cayenne common stock for all of the outstanding capital stock of Cadre. The transaction was accounted for as a pooling-of-interests for accounting purposes beginning in the transition period. The Company recorded charges to operations of $6.3 million during the transition period to reflect costs associated with combining the operations of the two companies, transaction fees and other costs incident to the merger.

    Cash expenditures for restructuring activities were approximately $5.2 million during the six-month transition period ended December 31, 1996, including $0.5 million related to restructurings effected by Cadre prior to the merger. The Company currently estimates that cash expenditures for restructuring actions for 1997 will be approximately $1.4 million. The Company believes that it has adequately provided for all restructuring actions taken to date.

    On January 2, 1997, the Company raised approximately $3.0 million in a private placement of 150,000 shares of Redeemable Series B Convertible Preferred Stock and issuance of warrants. Each share of Series B Convertible Preferred Stock is convertible into shares of common stock at a rate determined by the lower of the average quoted market price of the common stock for either (i) the ten trading days preceding the date of issuance or (ii) any five trading days during any period of thirty days before the conversion. In conjunction with the closing of the private placement, the Company issued the investors warrants to purchase 350,000 shares of the Company's common stock at exercise prices ranging from 120% to 150% of the price set forth in clause (i) above and having varying expiration dates from three to five years.

    With the additional $3.0 million the Company raised in its January 1997 private placement and its revolving credit agreement, the Company anticipates that existing cash balances and funds generated from operations will provide sufficient cash resources to finance its current operations, and projected capital expenditures through 1997. Thereafter, the Company's cash requirements will depend upon the results of future operations, which cannot be foreseen. There can be no assurance that the Company will be able to meet its loan covenants, achieve its operating plan and return to profitability, and the failure to do so may have a material adverse impact on the Company's business and operations.

FOREIGN CURRENCY

    All of Cayenne's foreign sales, other than those of its foreign subsidiaries, are invoiced and collected in United States dollars. Cayenne experienced no significant gains or losses on foreign currency transactions or translations during the six month transition period ended December 31, 1996 or in fiscal 1996, 1995 or 1994. No assurance can be given, however, that it will not experience such material affects subsequent to December 31, 1996.

INFLATION

    To date, inflation has not had a material impact on Cayenne's revenues or income.

QUARTERLY PERFORMANCE

    Cayenne's revenues vary from quarter to quarter; historically, the largest portion of Cayenne's revenue has been recognized during the December quarter. The September quarter is traditionally Cayenne's slowest. In the normal course of events, Cayenne may realize lower revenue in the September quarter than in the preceding quarter and also could realize lower revenue in the March quarter than in the preceding quarter. Cayenne has also frequently recognized more revenue in the last month of each quarter than in either of the preceding two months. Cayenne believes these quarterly and monthly patterns have been partly attributable to Cayenne's sales commission policies, which compensate sales personnel for meeting or exceeding annual quotas, and to the budgeting and purchasing cycles of customers. In addition, Cayenne's revenue and earnings have fluctuated historically, and may fluctuate in the future, due to the timing of large individual orders. In the second quarter of fiscal 1996, the Company had a series of significant orders from a major systems integrator totaling $2.4 million. The Company completed an order for approximately $1.1 million from an international customer in the third quarter of fiscal 1995.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CAYENNE SOFTWARE, INC.

               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Accountants .....................................     37

Report of Independent Accountants .....................................     38

Consolidated Balance Sheets as of December 31, 1996 and June 30,
1996 and 1995 .........................................................     39

Consolidated Statements of Operations for the transition period from July 1, 1996 to December 31, 1996, the six-month period ended
December 31, 1995 and for the years ended June 30, 1996, 1995 and
1994 ..................................................................     40

Consolidated Statements of Stockholders' Equity (Deficit) for the
transition period from July 1, 1996 to December 31, 1996, and for
the years ended June 30, 1996, 1995 and 1994 ..........................     41

Consolidated Statements of Cash Flows for the transition period from July 1, 1996 to December 31, 1996, the six-month period ended
December 31, 1995 and for the years ended June 30, 1996, 1995 and
1994 ..................................................................     42

Notes to Consolidated Financial Statements ............................     43

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cayenne Software, Inc.:

    We have audited the accompanying consolidated balance sheets of Cayenne Software, Inc. (formerly Bachman Information Systems, Inc.) as of December 31, 1996 and June 30, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the six month period ended December 31, 1996 and the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cayenne Software, Inc. as of December 31, 1996 and June 30, 1996 and the consolidated results of its operations and its cash flows for the six month period ended December 31, 1996 and the year ended June 30, 1996 in conformity with generally accepted accounting principles.

    The financial statements give retroactive effect to the merger of Cayenne Software, Inc. and Cadre Technologies Inc. on July 18, 1996, which has been accounted for as a pooling of interests as described in Note 2 of notes to the consolidated financial statements. We previously audited and reported on the consolidated balance sheet of Cayenne Software, Inc. as of June 30, 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1995 and 1994, prior to their restatement for the 1996 pooling of interests. The contribution of Cayenne Software, Inc. to total assets represented 60 percent of the restated total as of June 30, 1995 and to total revenues represented 46 percent and 47 percent and to net loss represented 41 percent and 87 percent of the respective restated totals for the years ended June 30, 1995 and 1994. Separate financial statements of Cadre Technologies Inc. included in the restated consolidated balance sheet as of June 30, 1995 and the restated consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1995 and 1994 were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated balance sheet as of June 30, 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1995 and 1994, after restatement for the 1996 pooling of interests, and, in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 of notes to the consolidated financial statements.




                                                        COOPERS & LYBRAND L.L.P.
Boston, Massachusetts
February 25, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders' of
Cadre Technologies Inc.:


We have audited the consolidated balance sheets of Cadre Technologies Inc. and its subsidiaries (the "Company") as of December 31, 1995 and the related consolidated statements of operations, stockholders' (deficiency) equity, and cash flows for each of the two years in the period ended December 31, 1995 (none of which are presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cadre Technologies Inc. and its subsidiaries at December 31, 1995 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, cash used in operating activities, deficiency in working capital and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are outlined in
Note 16. The financial statements do not include any adjustments that might result from the outcome on this uncertainty.



Boston, Massachusetts                                      DELOITTE & TOUCHE LLP
February 2, 1996

                             CAYENNE SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            DECEMBER 31, 1996  JUNE 30, 1996  JUNE 30, 1995
                                                                            -----------------  -------------  -------------
                                     ASSETS

Current assets:
  Cash and cash equivalents (including securities purchased under agreements to resell of $700, $699 and $2,148 at December 31, 1996,
    June 30, 1996 and 1995, respectively)                                       $   4,150       $  14,690        $11,170
  Trade accounts receivable, less allowance for sales returns and doubtful accounts of $820, $868 and $942 at December 31, 1996 and
    June 30, 1996 and 1995, respectively                                           13,320          12,445         15,299
  Prepaid expenses and other current assets                                         1,375           2,743          2,003
                                                                                 ---------------------------------------
    Total current assets                                                           18,845          29,878         28,472
Property and equipment, less accumulated depreciation and amortization              2,256           2,723          3,916
Capitalized software costs, less accumulated amortization of $266, $186 and $3,265 at December 31, 1996 and June 30, 1996 and 1995,
     respectively                                                                     534             614          2,134
Other assets                                                                          601             884            862
                                                                                 ---------------------------------------
Total assets                                                                     $ 22,236       $  34,099        $35,384
                                                                                 =======================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short term debt                                                                $  2,820       $   3,852        $ 3,000
  Accounts payable                                                                  2,363           3,093          3,804
  Accrued expenses                                                                  1,422           2,077          2,202
  Accrued compensation and benefits                                                 3,415           3,317          3,747
  Accrued restructuring costs (Note 13)                                             1,703             779          1,580
  Income and other taxes payable                                                      909           1,967          1,113
  Obligations under capital lease                                                     561             580            490
  Deferred revenue                                                                  9,592          13,714         14,070
                                                                                 ---------------------------------------
     Total current liabilities                                                     22,785          29,379         30,006
Convertible long term debt                                                             --           1,789          2,110

Redeemable Series A Convertible Preferred Stock, $1.00 par value;
 5.000 shares authorized; 0,0, and 1.787 shares outstanding at
 December 31, 1996, June 30, 1996 and 1995, respectively (aggregate
 liquidation preference of $5,493 at June 30, 1995)                                    --              --         5,493
Obligations under capital lease                                                       106             307           528
Commitments and contingencies (Note 7)
Stockholders' equity (deficit):
  Common stock, $.01 par value 52,400 shares authorized; 17,695, 17,225 and 13,812 shares issued and outstanding at December 31 and June 30, 1996
    and 1995, respectively                                                            177             172           138
  Additional paid-in capital                                                      102,935         100,301        86,972
  Accumulated deficit                                                            (103,706)        (97,338)      (89,151)
  Accumulated translation adjustments                                                 (61)           (511)         (712)
                                                                                 --------------------------------------
    Stockholders' equity (deficit)                                                   (655)          2,624        (2,753)
                                                                                 --------------------------------------
Total liabilities and stockholders' equity (deficit)                             $ 22,236        $ 34,099      $ 35,384
                                                                                 ======================================

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             CAYENNE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                Transition
                                                 Period      Prior Period
                                                  Ended           Ended                   Year Ended June 30,
                                               December 31,   December 31,                -------------------
                                                   1996           1995            1996            1995            1994
                                                   ----           ----            ----            ----            ----
                                                              (unaudited)
Revenues:
Software license                                 $10,131        $15,951        $ 26,282        $ 29,849        $ 36,171
Consulting and education
         services                                  4,684          5,915          12,367          14,306          13,590
Maintenance                                       13,161         14,366          27,237          28,634          27,317
                                                 ----------------------------------------------------------------------
         Total revenues                           27,976         36,232          65,886          72,789          77,078

Costs and expenses:
Cost of revenues
         Cost of software licenses                 1,521          2,241           3,999           6,105           5,688
         Cost of consulting and education
         services and maintenance                  4,975          7,044          12,910          15,953          13,728
Sales and marketing                               12,488         16,978          32,614          37,656          41,375
Research and development                           5,411          7,957          14,448          17,059          20,128
General and administrative                         3,307          4,370           8,530           8,062           7,783
Restructuring and other costs (Note 13)            6,300          1,694           2,819           5,483              --
Charge for purchased research and
   development (Note 2)                               --            158             158           7,300           1,736
                                                 ----------------------------------------------------------------------
         Total costs and expenses                 34,002         40,442          75,478          97,618          90,438
                                                 ----------------------------------------------------------------------
Loss from operations                              (6,026)        (4,210)         (9,592)        (24,829)        (13,360)
Interest income                                       71            212             596             758             809
Other income (expense)                               282           (111)            (84)             34              80
Interest expense                                     296            289           1,143             556             324
                                                 ----------------------------------------------------------------------
Loss before provision for income taxes            (5,969)        (4,398)        (10,223)        (24,593)        (12,795)
Provision for income taxes                           399            404           1,124             297             407
                                                 ----------------------------------------------------------------------
Net loss                                         $(6,368)       $(4,802)       $(11,347)       $(24,890)       $(13,202)
                                                 ======================================================================
Loss per common share (Note 1)                   $ (0.36)       $ (0.32)       $  (0.71)       $  (1.86)       $  (1.06)
                                                 ----------------------------------------------------------------------
Weighted average number of common and
common equivalent shares outstanding              17,590         15,103          15,914          13,350          12,484
                                                 ======================================================================


                 The accompanying notes are an integral part of
                      the consolidated financial statements

                             CAYENNE SOFTWARE, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 1996
                AND THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)



                                                                         Additional    Accumulated
                                                  Common Stock             Paid-In     Translation     Accumulated    Stockholders'
                                               Shares     Amount           Capital     Adjustments       Deficit    Equity (Deficit)
                                              --------------------------------------------------------------------------------------
Balance, June 30, 1993                          11,798    $    118        $ 79,317        $ (147)       $ (51,059)       $28,229
Stock options exercised                            288           3             295                                           298
Issuance of common stock under
Employee Stock Purchase Plan                        39                          97                                            97
Issuance of common stock in
acquisition of business                            650           7           2,268                                         2,275
Currency translation adjustment                                                             (361)                           (361)
Net loss for the year                                                                                     (13,202)       (13,202)
                                                --------------------------------------------------------------------------------
Balance, June 30, 1994                          12,775         128          81,977          (508)         (64,261)        17,336
Stock options exercised                            331           3             888                                           891
Issuance of common stock under
Employee Stock Purchase Plan                        35                          76                                            76
Issuance of warrants in conjunction
with the preferred stock                                                       348                                           348
Proceeds from Section 16(b) profits                                            352                                           352
Repurchase of stock/warrants                        (8)                        (42)                                          (42)
Issuance of common stock in
acquisition of business                            679           7           3,373                                         3,380
Currency translation adjustment                                                             (204)                           (204)
Net loss for the year                                                                                     (24,890)       (24,890)
                                                --------------------------------------------------------------------------------
Balance, June 30, 1995                          13,812         138          86,972          (712)         (89,151)        (2,753)
Stock options exercised                            311           3           1,509                                         1,512
Issuance of common stock under
Employee Stock Purchase Plan                        14                          82                                            82
Conversion of Series A Preferred Stock           1,787          18           5,475                                         5,493
Exercise of warrants                               187           2             498                                           500
Issuance of common stock through
private placement                                1,114          11           5,765                                         5,776
Pooling adjustment (Note 2)                                                                                 3,160          3,160
Currency translation adjustment                                                              201                             201
Net loss for  the year                                                                                    (11,347)       (11,347)
                                                --------------------------------------------------------------------------------
Balance, June 30, 1996                          17,225         172         100,301          (511)         (97,338)         2,624
Stock options exercised                             95           1             342                                           343
Issuance of common stock under
Employee Stock Purchase Plan                         9                          35                                            35
Exercise of warrants                               144           2             470                                           472
Conversion of convertible long
term debt                                          222           2           1,787                                         1,789
Currency translation adjustment                                                              450                             450
Net loss for the year                                                                                      (6,368)        (6,368)
                                                --------------------------------------------------------------------------------
Balance, December 31, 1996                      17,695    $    177        $102,935        $  (61)       $(103,706)       $  (655)
                                                ================================================================================

                 The accompanying notes are an integral part of
                      the consolidated financial statements

                             CAYENNE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                     Transition Period  Prior Period
                                                            Ended          Ended
                                                         December 31,   December 31,                 Year Ended June 30,
                                                             1996           1995            1996            1995            1994
                                                             ----           ----            ----            ----            ----
                                                                         (unaudited)
Cash flows from operating activities:
Net loss                                                  $ (6,368)       $(4,802)       $(11,347)       $(24,890)       $(13,202)
Adjustments to reconcile net
  loss to net cash used in operating
  activities:
Charge for purchased research
       and development                                          --            158             158           7,300           1,736
Depreciation and amortization                                1,262          1,552           3,142           4,431           6,001
Write-down of intangible asset                                  --             --             986             945           1,150
Loss on disposal of equipment                                  201             --              10              --              14
Change in operating assets
and liabilities, net of effects of
acquisitions,
Trade accounts receivable                                     (875)        (1,318)          3,831             900           1,367
Prepaid expenses and other current assets                    1,368           (164)           (762)            590             227
Accrued expenses                                              (655)          (188)           (442)         (2,387)           (750)
Accrued restructuring costs                                    924            601            (333)            255          (4,354)
Accounts payable                                              (730)        (1,384)         (1,978)         (1,849)          1,672
Accrued compensation and benefits                               98           (496)           (102)           (639)            349
Income and other taxes payable                              (1,058)           377             806             397            (306)
Deferred revenue                                            (4,122)        (2,896)         (2,261)             61          (2,402)
                                                          -----------------------------------------------------------------------
Net cash used in operating activities                       (9,955)        (8,560)         (8,292)        (14,886)         (8,498)
Cash flows from investing activities:
Purchases of property and equipment                           (777)          (330)           (786)         (1,392)         (3,105)
Proceeds from sale of property                                  --             --              56              --              --
Acquisition of businesses                                       --             --              --            (508)         (1,511)
Software development costs                                      --             --              --            (420)         (1,025)
Other, net                                                      --             --              --            (114)           (160)
                                                          -----------------------------------------------------------------------
Net cash used in investing activities                         (777)          (330)           (730)         (2,434)         (5,801)
Cash flows from financing activities:
Proceeds from issuance of common stock, net                    850          6,896           7,925             925             395
Proceeds from issuance of preferred stock and
       warrants (net of issuance costs)                         --             --              --           5,812              --
Proceeds from Section 16(b) profits                             --             --              --             352              --
Proceeds from line of credit facility                        1,321            600           2,100           3,200              --
Proceeds from sale-leaseback transaction                        --            933             987              --              --
Proceeds from factoring agreement                               82             --           9,195              --              --
Proceeds from repayment of employee loans                      200             --              --              --              --
Payments under factoring agreement                          (2,431)            --          (7,471)             --              --
Payment under line of credit facility                           --             --          (2,480)           (720)             --
Payments under capital lease obligations                      (280)           (30)           (169)           (174)           (356)
                                                          -----------------------------------------------------------------------
Net cash provided by (used in) financing activities           (258)         8,399          10,087           9,395              39
Effect of foreign exchange rates on cash
       and cash equivalents                                    450            108             353              93             110
                                                          -----------------------------------------------------------------------
Net increase (decrease) in cash and cash
equivalents                                                (10,540)          (383)          1,418          (7,832)        (14,150)
Adjustment to conform fiscal year of Cadre                      --          2,102           2,102              --              --
Cash and cash equivalents at beginning of period            14,690         11,170          11,170          19,002          33,152
                                                          -----------------------------------------------------------------------
Cash and cash equivalents at end of period                $  4,150        $12,889        $ 14,690        $ 11,170        $ 19,002
                                                          =======================================================================



                 The accompanying notes are an integral part of
                      the consolidated financial statements

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements include the accounts of Cayenne Software, Inc. (formerly Bachman Information Systems, Inc.) ("the Company" or "Cayenne") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements. The consolidated financial statements and all financial data contained herein include the accounts of Cadre Technologies Inc. ("Cadre") for all periods presented (Note 2).

    In October 1996, the Company changed its fiscal year end from June 30th to December 31st. As a result the period from July 1, 1996 through December 31, 1996 was designated as "the transition period."

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

TRANSLATION OF FOREIGN CURRENCIES

    The local currencies of the Company's foreign subsidiaries are predominantly determined to be the functional currencies. Assets and liabilities of all foreign subsidiaries are translated at period-end rates of exchange, and income statement accounts are translated at average rates of exchange. Resulting translation adjustments are recorded as a separate component of stockholders' equity, "Accumulated Translation Adjustments." Transaction gains and losses, primarily related to foreign currency denominated intercompany payables and receivables recorded in the financial statements of the Company's foreign subsidiaries, are reflected in income.

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

ACCOUNTS RECEIVABLE

    Accounts receivable are presented net of an allowance for doubtful accounts and sales returns of approximately $820,000, $868,000 and $942,000 at December 31, 1996 and June 30, 1996 and 1995, respectively. The provisions charged to the statement of operations were $0, $350,000, $122,000 and $232,000 in the six month transition period ended December 31, 1996 and the fiscal years ended June 30, 1996, 1995 and 1994, respectively, and deductions against the allowances were $48,000, $424,000, $839,000 and $360,000 in the six month transition period ended December 31, 1996 and the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

COST OF REVENUE

    Cost of software licenses includes capitalized software amortization expense and other costs principally related to the duplication and distribution of licensed software products. Cost of consulting and education services and maintenance includes personnel, travel and occupancy costs connected with providing such services.

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)



DEFERRED REVENUE

    Maintenance revenue which is not yet earned is included in deferred revenue.

CASH EQUIVALENTS

    Cash equivalents consist of highly liquid investments with maturities of less than ninety days when acquired. These investments are stated at cost plus accrued interest, which approximates market value. Included in cash and cash equivalents at December 31, 1996, and June 30, 1996 and 1995, respectively, are $700,000, $699,000 and $2,148,000 in United States Treasury Securities under agreement to resell in January 1997, and July 1996 and 1995, respectively. Treasury securities purchased under agreements to resell are held in safekeeping by the Company's bank.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. At disposition, the cost of property and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the statement of operations. Depreciation and amortization are provided on the straight-line method over the estimated useful life of the related assets as follows:

    Computer and related equipment..          3 to 5 years
    Equipment under capital lease...          Shorter of life of lease or useful life
    Office furniture and fixtures...          5 to 7 years
    Leasehold improvements..........          Shorter of life of lease or useful life

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

    Costs in excess of net assets of acquired companies are amortized on a straight-line basis over a ten-year period. Goodwill totaled $581,000 before accumulated amortization of approximately $275,000, $246,000 and $188,000 at December 31, 1996, and June 30, 1996 and 1995, respectively.

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

INCOME TAXES

    Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation reserve against deferred assets is required if based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

INCOME (LOSS) PER COMMON SHARE

    Income (loss) per common share is computed based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each period except in loss years. Dilutive common equivalent shares consist of preferred stock, warrants and stock options (calculated using the treasury stock method). For the transition period ended December 31, 1996, prior period ended December 31, 1995 and fiscal years ended June 30, 1996, 1995 and 1994, common equivalent shares are excluded from the primary earnings per share calculation as they are antidilutive.

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

2. BUSINESS COMBINATIONS

    On July 18, 1996, the Company completed its acquisition of Cadre Technologies Inc. ("Cadre") under an Agreement and Plan of Merger dated March 25, 1996, by and among the Company, Cadre and B.C. Acquisition Corp., whereby the Company agreed to acquire all of the outstanding capital stock of Cadre in exchange for 4,716,442 shares of Cayenne common stock (the "merger"). The merger has been accounted for as a pooling-of-interests beginning in the first quarter of the transition period ended December 31, 1996. Accordingly, all financial data contained herein include the accounts of Cadre for all periods presented. The Company's fiscal 1996 results have been combined with Cadre's results for the twelve months ended June 30, 1996. The Company's results for fiscal 1995 and 1994 have been combined with Cadre's calendar year end results for the same period. In this presentation, Cadre's financial data for the period July 1, 1995 to December 31, 1995 is included in both the periods ended June 30, 1996 and 1995. The six month period includes a net loss of $3,160,000. Additionally, effective upon the merger, the Company changed its name to Cayenne Software, Inc. The Company acquired Cadre to expand its product offerings to include structured analysis and design and object-oriented technology and to expand its customer base.

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

    During the transition period ended December 31, 1996 the Company incurred a $6.3 million charge to operations to reflect costs associated with combining the operations of the two companies, transaction fees, and other costs. The Board of Directors of the Company approved a restructuring plan to terminate certain specified employees and close certain facilities. Such plan was communicated to the employees prior to the end of the quarter and such employees were specifically identified and terminated. Included in the charge is $1.6 million of employee related termination expenses, $1.3 million of legal, accounting, investment banking and other professional fees, $1.4 million of facility closure and consolidation expenses, and $2.0 million of other expenses associated with the consolidation of the two companies and the name change.

    On May 1, 1995, the Company acquired Westmount Technology, B.V. ("Westmount") in a transaction accounted for as a purchase. The Company acquired Westmount for approximately 679,000 shares of common stock and a warrant to purchase an additional 185,000 shares. The purchase price for Westmount was approximately $3.8 million. In conjunction with this transaction, the Company recorded assets purchased of approximately $8.1 million and liabilities assumed of $4.3 million. $7.3 million of the recorded assets were attributed to in-process research and development and was charged to operations during 1995. The software had not reached technological feasibility and had no future alternative use. In connection with the purchase of Westmount, a shareholder trust of former Westmount shareholders granted the Company a $1.6 million subordinated, convertible loan. The note accrued interest at a simple rate of 10%, payable annually in arrears. Effective upon the merger and resulting change of control, the debt and accrued interest were automatically converted into 220,000 common shares of the Company.

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

    On September 10, 1993, the Company acquired Chicago-based WindTunnel Software, Inc. ("WindTunnel") in a merger transaction accounted for as a purchase. The Company acquired WindTunnel in exchange for 650,000 shares of the Company's common stock. The purchase price of WindTunnel was approximately
$2.5 million, based upon a stock price of $3.50 (which approximated the fair market value of the Company's common stock at the time of the merger) for each of the 650,000 shares of the Company's common stock issued in the merger and the direct costs of the acquisition. The net tangible assets of WindTunnel acquired by the Company were insignificant. The purchase price was allocated to the fair value of WindTunnel's software, and is being amortized over five years. (See, also, Note 13.)

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                       DECEMBER 31       JUNE 30      JUNE 30
                                                              1996          1996         1995
                                                              ----          ----         ----
Property and Equipment
Computer and related equipment                             $12,415       $16,642       $24,565
     Equipment under capital leases                          1,241         1,179            97
      Office furniture and fixtures                          2,838         2,745         3,321
      Leasehold improvements                                   507           506           713
                                                           -------       -------       -------
            Total                                           17,001        21,072        28,696
Less accumulated depreciation and amortization              14,745        18,349        24,780
                                                           -------       -------       -------
                                                           $ 2,256       $ 2,723       $ 3,916
                                                           =======       =======       =======

    Accumulated amortization for equipment under capital leases was $0.6 million, $0.4 million and $0 as of December 31, 1996, June 30, 1996 and 1995, respectively. During the transition period ended December 31, 1996 and fiscal 1996, the Company wrote-off $4.4 million and $8 million of fully depreciated assets.

4. CAPITALIZED SOFTWARE COSTS

Amortization expenses for previously capitalized software costs for the transition period ended December 31, 1996, and the fiscal years ended June 30, 1996, 1995, and 1994 was approximately $80,000, $160,000 $723,000 and
$1.0 million respectively. The Company also amortized $0, $456,000,
$456,000 and $379,000 of purchased software acquired in the WindTunnel transaction.

5. INCOME TAXES

    The components of net deferred tax assets were as follows:

                                                    December 31         June 30,
                                                           1996            1996
                                                    -----------        --------
         Deferred tax assets:
         Net operating loss carryforwards             $  29,979        $ 27,953
         Tax credit carryforwards                         3,789           3,619
         Other                                            5,290           5,050
                                                      ---------        --------
         Gross deferred tax asset                        39,058          36,622
         Valuation allowance                            (39,058)        (36,622)
                                                      ---------        --------
              Net deferred tax asset                  $       0        $      0
                                                      ---------        --------

    The entire deferred tax asset has been fully reserved with a valuation allowance due to the uncertainty of realization. The Company has historically not generated taxable income sufficient to ensure usage of the deferred tax asset.

    At December 31, 1996, the Company had remaining tax net operating loss ("NOL") carryforwards of approximately $76,000,000, including approximately $5,800,000 for international operations, currently available

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

to offset future taxable income and unused federal tax credits of approximately $3,800,000. If not utilized, these credits and carryforwards will expire between the years 2001 and 2011. Due to the Company's issuances of stock, the Tax Reform Act of 1986 has restricted the Company's use of approximately $19,300,000 of its existing NOL carryforwards.

    The provision for income taxes recorded in the transition period ended December 31, 1996, and the years ended June 30, 1996, 1995 and 1994 consists of the following:

                            TRANSITION
                                PERIOD
                                 ENDED             YEAR ENDED JUNE 30,
                         DEC. 31, 1996         1996       1995       1994
                         -------------         ----       ----       ----
Federal-current                     --           --         --         --
State                               --       $  120         --         --
Foreign taxes                     $399        1,004       $297       $407
                                  ----       ------       ----       ----
      Total provision             $399       $1,124       $297       $407
                                  ====       ======       ====       ====

The effective tax rates for the transition period ended December 31, 1996 and fiscal years ended June 30, 1996, 1995 and 1994 are not meaningful, as the Company was in a net loss position.

6. EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) defined contribution plan which is available to all U.S. employees. The Company made no contributions to the plan during the transition period ended December 31, 1996 or in the years ended June 30, 1996, 1995, and 1994. Cadre also had a qualified defined contribution plan and made matching contributions of $213,000, $213,000 and $290,000 in the years ended June 30, 1996, 1995 and 1994.

    The Company's 1992 Employee Stock Purchase Plan (the "Plan") permits eligible employees to purchase up to a maximum of 625 shares of stock quarterly on October 31, January 31, April 30, and July 31 at a purchase price equal to 85% of the market price of the Company's common stock on either the first or last day of each quarterly period, whichever price is lower, through accumulation of payroll deductions of up to 20% of each participating employee's qualifying compensation during such quarterly period. The Plan commenced operations on May 1, 1992. At December 31, 1996, 400,000 shares were reserved for issuance under the Plan of which approximately 191,000 shares have been purchased by employees.

7. COMMITMENTS AND CONTINGENCIES

    The Company leases office space under cancelable and non-cancelable operating leases. Rent expense in the transition period ended December 31, 1996 and the fiscal years ended June 30, 1996, 1995 and 1994 under such arrangements totaled $1,483,000, $4,664,000, $4,848,000, and $4,466,000, respectively.

                             CAYENNE SOFTWARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

    The Company also leases certain equipment under long-term leases. At December 31, 1996, long-term lease commitments were as follows:


                                                              EQUIPMENT
                                            OPERATING          CAPITAL
                                             LEASES            LEASES
                                             ------            ------
   Year ended December 31, 1997.........     $2,846             $691
   Year ended December 31, 1998.........      1,243               72
   Year ended December 31, 1999.........        537               44
   Year ended December 31, 2000.........        235               17
   Year ended December 31, 2001.........        114               --
                                             ------             ----
        Total...........................     $4,975              824
   Less amount representing interest....                         157
                                                                ----
   Present value of minimum lease
   payments.............................                         667
   Less current portion.................                         561
                                                                ----
   Long-term portion....................                        $106
                                                                ----


8. BUSINESS SEGMENT AND GEOGRAPHIC DATA

    The Company operates in one business segment: development, marketing and support of an integrated suite of software products and services. The Company markets and services its products in the United States and in foreign countries through its direct sales organization and distributors (which are independent representatives). The Company's foreign operations include a research and development center together with numerous sales and customer service organizations. Geographic information for the transition period ended December 31, 1996, and fiscal years ended June 30, 1996, 1995 and 1994 is as follows:

                                               TRANSITION
                                                   PERIOD                     YEAR ENDED JUNE 30,
                                                    ENDED                     -------------------
                                        DECEMBER 31, 1996            1996           1995            1994
                                        -----------------            ----           ----            ----
SALES TO UNAFFILIATED CUSTOMERS
United States                                     $13,641        $ 31,696        $36,634        $ 40,198
Italy                                               6,118          13,937          9,519           7,913
United Kingdom                                      3,108           7,748         10,224           9,801
Rest of World                                       3,879           7,802         12,274          14,943
Export sales from United States                     1,230           4,703          4,138           4,223
Intra-company transfers                             2,649          10,278          9,603          10,715
Intra-company eliminations                         (2,649)        (10,278)        (9,603)        (10,715)
                                                  ------------------------------------------------------
                                                  $27,976        $ 65,886        $72,789        $ 77,078
                                                  ======================================================

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

                                TRANSITION PERIOD
                                ENDED DECEMBER 31,               YEAR ENDED JUNE 30,
                                             1996          1996            1995           1994
                                             ----          ----            ----           ----
INCOME (LOSS) FROM OPERATIONS
United States                            $(1,239)       $(3,497)       $ (9,419)       $ (8,771)
Italy                                        113            336            (540)           (452)
United Kingdom                            (1,194)        (1,096)         (2,044)         (1,274)
Rest of World                             (3,706)        (5,335)        (12,826)         (2,863)
                                         ------------------------------------------------------
                                         $(6,026)       $(9,592)       $(24,829)       $(13,360)
                                         ======================================================



                        DECEMBER 31,                        JUNE 30,
                               1996            1996            1995            1994
                               ----            ----            ----            ----
IDENTIFIABLE ASSETS
United States              $ 23,655        $ 36,797        $ 34,449        $ 46,390
Italy                         6,645           7,894           7,502           5,895
United Kingdom                3,528           4,428           4,537           4,247
Rest of World                 6,159           4,438           3,989           4,723
Eliminations                (17,751)        (19,458)        (15,093)        (14,816)
                           --------------------------------------------------------
                           $ 22,236        $ 34,099        $ 35,384        $ 46,439
                           ========================================================


    Revenues from a major customer as a percentage of total revenue for the transition period ended December 31, 1996, and in fiscal years ended June 30, 1996, 1995 and 1994 were 16%, 15%, 9% and 6%, respectively. Included in the results of operations for the transition period ended December 31, 1996 is $6.3 million of merger and other costs, approximately $5.6 million in the United States, $0.1 million in Italy, $0.5 million in the United Kingdom, and $0.1 million in rest of world. Additional restructurings during fiscal 1996 and 1995 together with a $7.3 million write-off of in-process research and development related to the Westmount purchase adversely impacted the results of operations. Fiscal 1996 results include charges of $2.8 million allocated primarily to the United States. Fiscal 1995 results include charges of $5.5 million of which approximately $4.1 million was allocated to the United States, $0.1 million to the United Kingdom, $0.1 million to Italy and $1.2 million to rest of world. The $7.3 million write-off related to Westmount was charged to rest of world operations during 1995.

9. CAPITAL STOCK

    The Company has 1,600,000 shares of $1.00 par value "blank check" preferred stock authorized. Such shares may be issued in one or more future series by the Board of Directors and, subject to certain limitations so as not to adversely effect other holders of preferred stock, if any, are to have such rights and preferences as the Board of Directors establishes before issuance. On November 21, 1994, the Company issued 1,787.073 shares of redeemable Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is initially convertible into 1,000 shares of common stock and is entitled to cast votes equal to the number of shares of common stock into which such preferred stock is convertible. In connection with the issuance of the Series A preferred stock, the Company issued to the Series A preferred stockholders three-year warrants to purchase 357,415 shares of the Company common stock (with Registration Rights) at an exercise price of $3.28 per share. These warrants were valued at $319,000 and are included in additional paid in capital. As of December 31, 1996, all shares of Series A Convertible Preferred Stock have been converted to common stock. During the transition period ended December 31, 1996 and in fiscal year 1996, the Company received $472,000 and $500,000 in connection with the exercise of warrants. Warrants for 60,976 shares of common stock remain outstanding at December 31, 1996.

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


10. STOCK OPTIONS

    Under the Company's amended 1996 incentive and nonqualified stock option plan (the "1996 Plan"), incentive stock options can be granted to employees and consultants entitling them to purchase shares of common stock within one to ten years from the date of grant at option prices equal to the fair market value at the date of grant. Nonqualified stock options are generally granted under the same terms. The vesting period for stock options is generally four years. The exercise price for incentive stock options may not be less than the fair market value of the common stock on the date of the grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the total combined voting power of all classes of stock of the Company). At December 31, 1996, the number of shares issuable under the 1996 Plan is 2,000,000.

    Employees of the Company currently hold stock options under three additional plans: the Amended and Restated 1986 Incentive and Non Qualified Stock Option Plan, the Cadre 1988 Incentive and Non-Statutory Stock Option Plan, and the Cadre 1989 Non-Statutory Stock Option Plan. For the future, the Company expects to grant additional options only under the 1996 Plan.

         In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has continued to apply APB Opinion 25 and related Interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and earnings per share for the transition period ended December 31, 1996 and the fiscal year ended June 30, 1996 would have been reduced to the pro forma amounts indicated below:


                           TRANSITION PERIOD                1996
                           -----------------                ----
                                     EARNINGS                    EARNINGS
                    NET LOSS        PER SHARE     NET LOSS      PER SHARE
                    --------        ---------     --------      ---------

As Reported        $(6,368)         $(0.36)      $(11,347)      $(0.71)

Pro Forma          $(6,975)         $(0.40)      $(11,568)      $(0.73)

     The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of five years, expected volatility of 67%, a dividend yield of 0% and a risk-free interest rate between 5.2% and 7.6%.

    In management's opinion existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Management has elected to project expected volatility based upon the stock's actual historical performance to date.

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)


        A summary of the status of the Company's stock option plans as of December 31, 1996 and June 30, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:


                                                                 WEIGHTED
                                                                  AVERAGE
                                             NUMBER                PRICE
                                            OF SHARES            PER SHARE
                                            ---------            ---------
Options outstanding on June 30, 1993        2,023,651              $2.89
                                           ----------              -----
     Options granted ...............        2,025,869               3.66
     Options exercised .............         (288,414)              1.43
     Options canceled ..............         (879,500)              5.84
                                           ----------              -----

Options outstanding on June 30, 1994        2,881,606               2.68

     Options granted ...............          662,052               4.62
     Options exercised .............         (330,518)              2.77
     Options canceled ..............         (641,519)              3.18
                                           ----------              -----

Options outstanding on June 30, 1995        2,571,621               3.04

     Options granted ...............          810,973               6.32
     Options exercised .............         (310,870)              3.60
     Options canceled ..............         (454,803)              4.50
                                           ----------              -----

Options outstanding on June 30, 1996        2,616,921               3.73

     Options granted ...............        1,239,424               5.51
     Options exercised .............          (95,270)              3.69
     Options canceled ..............         (550,803)              5.27
                                           ----------              -----

Options outstanding on Dec. 31, 1996        3,210,272               4.90

Shares exercisable at Dec. 31, 1996         1,326,910               4.16

        The weighted-average fair value of options granted during the six month transition period ended December 31, 1996 and the fiscal year ended June 30, 1996 was $3.39 and $3.94, respectively.

        The following summarizes information about stock options outstanding at December 31, 1996:

                               Options Outstanding                              Options Exercisable
                  -----------------------------------------------        --------------------------------
                               Weighted Average
                                  Remaining
    Range of          Number     Contractual     Weighted-Average          Number        Weighted-Average
Exercise Prices   Outstanding       Life          Exercise Price         Exercisable      Exercise Price
---------------   -----------    -----------     ----------------        -----------     ----------------
$1.20  - $3.00       185,588         4.18             $1.81                 150,217            $1.70
$3.25  - $5.18     1,338,646         4.95              4.07                 953,059             4.00
$5.625 - $7.75     1,662,314         9.13              5.86                 221,534             6.34
$8.75  - $9.19        23,724         9.16              9.05                   2,100             8.75
--------------     ---------         ----              ----               ---------             ----
$1.20  - $9.19     3,210,272         7.10             $4.90               1,326,910            $4.16

                             CAYENNE SOFTWARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                       TRANSITION           PRIOR
                                                           PERIOD          PERIOD
                                                            ENDED           ENDED              YEAR ENDED JUNE 30,
                                                    DEC. 31, 1996   DEC. 31, 1995       1996          1995         1994
                                                    -------------   -------------       ----          ----         ----
Cash Paid For:
Interest                                                   $  276            $269      $1,121         $402         $237
Income Taxes                                                1,457              --         395          432          350
Non Cash Investing and Financing Activity:
Increase in capital lease obligations                          61              --          81           97           --
Conversion of Redeemable Series A
   Preferred Stock                                             --              --       5,493           --           --
Disposal of Property included in
   restructuring accrual                                       --              --          --           --          222

                             CAYENNE SOFTWARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     TRANSITION PERIOD
                                           ENDED
                                     DECEMBER 31, 1996
                                   --------------------
                                     FIRST       SECOND
                                   QUARTER      QUARTER
                                   --------------------
Revenues                           $13,198      $14,778
Cost of Revenues                     3,279        3,217
Income (loss) from operations       (6,746)         720
Net income (loss)                   (6,860)         492
Net income (loss) per
   common share                     $(0.39)       $0.03


                                                    FISCAL YEAR
                                                       1996
                               ----------------------------------------------------
                                 FIRST          SECOND       THIRD           FOURTH
                               QUARTER         QUARTER     QUARTER          QUARTER
                               ----------------------------------------------------
Revenues                       $16,437         $19,795      $14,832         $14,822
Cost of Revenues                 4,790           4,495        4,031           3,593
Income (loss) from operations   (3,220)           (990)      (2,731)         (2,651)
Net income (loss)               (3,471)         (1,331)      (3,131)         (3,414)
Net income (loss) per
   common share                 $(0.24)         $(0.08)      $(0.19)         $(0.20)


                                                     FISCAL YEAR 1995
                                  -----------------------------------------------------
                                    FIRST         SECOND           THIRD        FOURTH
                                  QUARTER        QUARTER         QUARTER        QUARTER
                                  -----------------------------------------------------
Revenues                          $16,139         19,410          18,128         19,112
Cost of Revenues                    5,474          5,933           5,284          5,367
Income (loss) from operations      (8,822)       (11,542)         (2,257)        (2,208)
Net income (loss)                  (8,702)       (11,572)         (2,309)        (2,307)
Net income (loss) per
   common share                     (0.68)         (0.87)          (0.17)         (0.17)



13. RESTRUCTURING AND OTHER COSTS

     On July 18, 1996, the Company completed its acquisition of Cadre Technologies, Inc. ("Cadre") and effective upon the merger, the Company changed its name to Cayenne Software, Inc.

                             CAYENNE SOFTWARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

     During the transition period ended December 31, 1996, the Company incurred a $6.3 million charge to operations to reflect costs associated with combining the operations of the two companies, transactions fees, and other costs. The Board of Directors of the Company approved a restructuring plan to terminate certain specified employees and close certain facilities. Such a plan was communicated to the employees prior to the end of the quarter and such employees we specifically identified and terminated. Included in the charge is $1.6 million of employee related termination expenses, $1.3 million of legal, accounting, investment banking and other professional fees, $1.4 million of facility closure and consolidation expenses, and $2.0 million of other expenses associated with the consolidation of the two companies and the name change.

     Based on the results of fiscal 1996 and in conjunction with the contemplated merger with Cadre, the Company reviewed its product strategy and determined that several products including WindTunnel were no longer consistent with the Company's objectives. Accordingly, the Company evaluated the net realizable value of the related intangible assets and recorded a charge of approximately $1.1 million principally related to the write-off of the intangible asset acquired as part of its acquisition of WindTunnel. Also during fiscal 1996, the Company restructured its operations to reduce costs and utilize resources more effectively.

     During 1995, following the Westmount Technology, B.V. acquisition and the completion of certain significant development efforts and associated product introduction, the Company restructured its operations and wrote off redundant software investments. The Company recorded restructuring charges of $2.0 million, $1.8 million and $1.7 million during the quarters ended September 30, 1994, June 30, 1995 and December 31, 1995. The aggregate $5.5 million charge to operations reflects costs associated with termination benefits, the write off of redundant software investments and facility restructuring. Prior to the execution of this restructuring, the Board of Directors of the Company approved a restructuring plan to terminate certain specified employees and close certain facilities. Such a plan was communicated to the employees prior to the end of the quarter and such employees we specifically identified and terminated. Included in the charge is $3.9 million of employee related termination expenses, $0.9 million of redundant software investments and $0.7 million of facilities and other expenses associated with the restructurings.

     At December 31, 1996, the Company believes that it has adequately provided for all restructuring actions taken to date. Additionally, except for the Cadre merger, for which the Company maintains a $1.7 million obligation at December 31, 1996, the Company has met substantially all obligations with regard to the restructurings.

14. BORROWINGS

     On November 6, 1996, the Company amended and restated its revolving credit agreement with a bank to borrow up to $5.0 million, to extend its term through October 4, 1997 and to amend certain of the financial and operating covenants and other provisions thereunder. In connection with the amendment, the Company issued to the bank a three-year warrant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $4.25 per share. The loan is contingent upon meeting certain financial and operating covenants at the time of any borrowing and over the life of the loan. The loan is secured by all of the assets of the Company and any borrowing amounts are tied to a percentage of qualified accounts receivable outstanding at the time of any borrowing. The financial covenants include the attainment of certain specified levels of consolidated net income at the end of each quarter including profitability of $1.0 million for the quarter ending June 30, 1997, and liquidity (generally defined as cash and cash equivalents plus eligible domestic and international accounts receivable less any indebtedness to the bank) at the end of each month. The Company was in compliance with all covenants as amended at December 31, 1996. At December 31, 1996, the borrowing base under the revolving credit agreement was approximately $4.5 million. The Company had approximately $2.8 million and $1.5 million outstanding against the line of credit at December 31, 1996 and June 30, 1996, respectively.

                             CAYENNE SOFTWARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

     The Company also had a bank agreement that consisted of a $3.0 million revolving line loan which was outstanding at June 30, 1995. The loan was collateralized by general intangibles, accounts receivable and inventory. A new financing arrangement ("Factoring Agreement") was used to repay the loan of $3.0 million in 1996. The factoring agreement had a financing limit of $5.6 million based on qualified accounts receivable. At June 30, 1996, the Company had approximately $2.4 million outstanding under the factoring agreement. The Company repaid the entire amount during the transition period and terminated the agreement.

15. SUBSEQUENT EVENTS

    On January 2, 1997, the Company raised approximately $3.0 million in a private placement of 150,000 shares of Redeemable Series B Convertible Preferred Stock and issuance of warrants. Each share of Series B Convertible Preferred Stock is entitled to earn dividends at a rate of 5% per annum, payable upon conversion, in cash or stock, at the option of the Company. Each share of Series B Convertible Preferred Stock is convertible into shares of Common Stock at a rate determined by the lower of the average quoted market price of the common stock for either (i) the ten trading days preceding the date of issuance or (ii) any five trading days during any period of thirty days before the conversion. In conjunction with the closing of the private placement, the Company issued the investors warrants to purchase 350,000 shares of the Company's Common Stock at exercise prices ranging from 120% to 150% of the price set forth in clause (i) above and having varying expiration dates from three to five years. The shares of Common Stock underlying the Series B Convertible Preferred stock and warrants are entitled to registration rights under terms of the registration rights agreement dated January 3, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information will either be incorporated by reference to a proxy statement filed by the Company not later than 120 days after December 31, 1996 or be included in an amendment to this form 10-K within such period.

ITEM 11. EXECUTIVE COMPENSATION

         This information will either be incorporated by reference to a proxy statement filed by the Company not later than 120 days after December 31, 1996 or be included in an amendment to this form 10-K within such period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information will either be incorporated by reference to a proxy statement filed by the Company not later than 120 days after December 31, 1996 or be included in an amendment to this form 10-K within such period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information will either be incorporated by reference to a proxy statement filed by the Company not later than 120 days after December 31, 1996 or be included in an amendment to this form 10-K within such period.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1) FINANCIAL STATEMENTS

         The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 36.

         (2) FINANCIAL STATEMENT SCHEDULES

         All schedules are omitted as they are either not required, not applicable or otherwise included in this Form 10-K.

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


            2.1(4) Asset Purchase Agreement among CSI Acquisition Corporation, Cayenne and Cooperative Solutions, Inc. dated November 16, 1993

            2.2(5) Agreement and Plan of Merger by and among Cayenne, BI Acquisition Corp. and WindTunnel Software, Inc. dated April 27, 1993

            2.3(11) Agreement and Plan of Merger among Cayenne, B.C. Acquisition Corp. and Cadre Technologies Inc. dated as of March 25, 1996

            3.1(1)2     Amendment to Restated Articles of Organization of
                        Cayenne

            3.2(2)      Restated Articles of Organization of Cayenne

            3.3(1)      Amended and Restated By-Laws of Cayenne

            3.4 Statement of Rights and Preferences of Series B Convertible Preferred Stock

            4.1(1)      Specimen Certificate for Common Stock of Cayenne

            4.2(8) Statement of Rights and Preferences of Series A Convertible Preferred Stock

            4.3(8) Form of Warrant Agreement dated as of November 21, 1994 by and among Cayenne and purchasers of Series A Convertible Preferred Stock

            4.4(7) Warrant Agreement dated as of October 28, 1994 by and between Cayenne and Silicon Valley Bank

            4.5 Convertible Preferred Stock Purchase Agreement dated as of January 2, 1997 between the Company and Southbrook International Investments, Ltd.

            4.6         Registration Rights Agreement dated as of January 2,
                        1997

            4.7         Form of Warrant Agreement dated as of January 2, 1997

            4.8 Warrant Agreement dated as of December 20, 1996 between the Company and Silicon Valley Bank

            10.1(1) General License and Maintenance Agreement dated January 30, 1987 between Cayenne and American Telephone & Telegraph Communications, Inc.

            10.2(1)     Lease with New England Mutual Life Insurance Company

            10.3(3) Lease dated August 12, 1992 between Cayenne and Spaulding Investment Co.

            10.4(2) Agreement for Partial Sale of Going Concern dated as of October 25, 1992 between Pro Systems and Cayenne France

            10.5(2) Sale and Purchase Agreement relating to Cayenne Information Systems Limited, dated November 16, 1991, among Abacus Trustees (Jersey) Limited, Cayenne and others, as amended by Amendment Consent dated February 18, 1992

            10.6(2) Agreement dated as of November 1, 1991, between Cayenne and Cayenne Italia S.r.l., as amended by letter dated December 9, 1991 and as further amended by amendment dated December 31, 1991

            10.7(3)     Fiscal Year 1993 Bonus Pool Plan

            10.8(1) Amended and Restated 1986 Incentive and Nonqualified Stock Option Plan of Cayenne 10.92 1992 Employee Stock Purchase Plan

            10.10(1) Savings/Retirement Plan and Trust of Cayenne 10.116 Employment agreement dated as of January 1, 1994 by and between Cayenne and Charles W. Bachman

            10.12(6) Employment Agreement dated as of August 4, 1993 by and between Cayenne and Peter J. Boni

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

            10.20(10)   1996 Bonus Pool Plan of Cayenne

            10.21(12)   Amendment No. 1 to Employment Agreement dated as of
                        August 4, 1993 by and between Cayenne and Peter J. Boni

            10.22(12)   Amended and Restated Revolving Credit Agreement dated as
                        of June 6, 1996 by and between Cayenne and Silicon
                        Valley Bank

            10.23       1997 Bonus Plan of Cayenne

            10.24(13)   Amended 1996 Incentive and Nonqualified Stock Option
                        Plan

            21.1        List of Subsidiaries of Cayenne

            23.1        Consent of Coopers & Lybrand L.L.P.

            23.2        Consent of Deloitte & Touche LLP

            27.1        Financial Data Schedules

-----------------

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

(11) Incorporated by reference to exhibits filed with Cayenne's Registration Statement on Form S-4, File No. 333-6087, as amended.

(12) Incorporated by reference to exhibits filed with Cayenne's Annual Report on Form 10-K dated September 27, 1996.

(13) Incorporated by reference to Cayenne's Proxy Statement dated November 20, 1996.

(b) REPORTS ON FORM 8-K:

A Current Report on Form 8-K was filed by the Company on October 23, 1996. The Company reported that its Board of Directors approved a change in its fiscal year from June 30 to December 31.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts on the 29 day of March, 1997.

                                     CAYENNE SOFTWARE, INC.

                                     By: /s/ Peter J. Boni
                                         ---------------------------------
                                     Peter J. Boni
                                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                          Date
---------                          -----                          ----

/s/ Peter J. Boni                  President, Chief Executive     March 29, 1997
--------------------------         Office and Director
Peter J. Boni


/s/ Frederick H. Phillips          Vice President, Finance and    March 29, 1997
--------------------------         Administration, Treasurer
Frederick H. Phillips              and Chief Financial and
                                   Accounting Officer



/s/ Charles W. Bachman             Chairman of the Board          March 23, 1997
--------------------------         of Directors
Charles W. Bachman


             *                     Director                       March   , 1997
--------------------------
John J. Alexander


             *                     Director                       March   , 1997
--------------------------
R. John Fletcher


/s/ William H.D. Goddard           Director                       March 21, 1997
--------------------------
William H.D. Goddard


/s/ Roland D. Pampel               Director                       March 23, 1997
--------------------------
Roland D. Pampel


/s/ Allyn C. Woodward, Jr.         Director                       March 29, 1997
--------------------------
Allyn C. Woodward, Jr.