Form 10-K/A
period 1996-12-31
CAYENNE SOFTWARE INC
filed 1997-04-30
CIK 880229

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-K/A

                      AMENDMENT TO FORM 10-K ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from July 1, 1996 through December 31, 1996

                                 AMENDMENT NO. 1



                             CAYENNE SOFTWARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Massachusetts                  0-19682                   04-2784044
(State or other jurisdiction         (Commission              (I.R.S. Employer
      of incorporation)              File Number)            Identification No.)


8 New England Executive Park, Burlington, MA                        01803
--------------------------------------------                        -----
  (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code   (617) 273-9003
                                                     --------------


The undersigned registrant hereby amends the following items, financial statements, exhibits or portions of its Annual Report on Form 10-K (Date of
Report: March 29, 1997) as set forth in the pages attached hereto.

The Registrant hereby amends "Part III. Item 10. Directors and Executive Officers of the Registrant" by inserting the following Item 10 in its place and stead:


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning each Director of the Company continuing in office, each nominee for election as Director and each executive officer of the Company:


               NAME                           AGE                   POSITION
      --------------------------              ---    -----------------------------------------
      Charles W. Bachman(1).....              72     Chairman of the Board of Directors
      Peter J. Boni.............              51     President, Chief Executive Officer and
                                                     Director
      Eugene J. DiDonato........              40     Vice President, General Counsel
      Ronald H. Imbriale........              50     Senior Vice President, Worldwide Field
                                                     Operations
      Frederick H. Phillips.....              48     Vice President, Finance and
                                                     Administration, Chief Financial Officer
                                                     and Treasurer
      Vincent Stango............              42     Vice President, North American Field
                                                     Operations
      William F. Winslow........              57     Vice President, Human Resources
      Massood Zarrabian.........              48     Senior Vice President, Product Operations
      John J. Alexander(3)......              62     Director
      R. John  Fletcher(1)(2)(3)              51     Director
      William H. D. Goddard.....              54     Director
      Roland D. Pampel..........              62     Director
      Allyn C. Woodward, Jr.(2).              56     Director

---------------

(1) Member of the Nominating Committee.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee.

    The business experience during at least the last five years of each of the Directors and the executive officers of the Company is as follows:

    CHARLES W. BACHMAN has been the Chairman of the Board of Directors of the Company since 1988. From 1983, when he founded the Company, through April 1988, he was President, Chief Executive Officer and a Director of the Company. Before founding the Company, he was employed by Cullinet Software, Inc. from 1981 to 1983, by

Honeywell from 1970 to 1981, by General Electric Company from 1960 to 1970, and by The Dow Chemical Company from 1950 to 1960.

    PETER J. BONI has been the President and Chief Executive Officer and a Director of the Company since August 4, 1993. From 1990 to March 1993, he served as President of the Software & Information Services Group of Paramount Communications, a conglomerate with interests in information services, publishing and entertainment. From 1989 to 1990, he served as President and Chief Operating Officer of On-Line Software International, Inc., a software, consulting and educational services firm. From 1987 until 1989, he served as a Turnaround Consultant and the President Pro-Tem of several companies while a principal of Potential Dynamics, a consulting company specializing in the turnaround, repositioning and restructuring of troubled firms.

    EUGENE J. DIDONATO has been Vice President and General Counsel since November 1993. For the period from November 1995 through July 1996, he was also Chief Financial Officer and Treasurer. He joined the Company in August 1993 as General Counsel. From 1986 to 1993, he was a corporate-securities attorney at Foley, Hoag & Eliot LLP, a law firm in Boston, Massachusetts. From 1984 to 1986 he was a corporate-securities attorney at Wertheimer and Fredman, P.C., a law firm in New York, New York.

    RONALD H. IMBRIALE has been Senior Vice President, Worldwide Field Operations since July 1996. From September 1995 to July 1996, he was Chief Operating Officer of Cadre Technologies Inc. ("Cadre"), a software company which was acquired by the Company in July 1996. From June 1991 to August 1995, Mr. Imbriale was Vice President of Sales for Cadre.

    FREDERICK H. PHILLIPS has been Vice President, Finance and Administration, Chief Financial Officer and Treasurer since July 1996. From February 1996 to May 1996, Mr. Phillips operated his own financial management consulting business, and from July 1995 to January 1996 he was a principal of Siegel & Dunn Inc., a financial management consulting business. From June 1988 to February 1995, Mr. Phillips was Assistant Treasurer of Lotus Development Corporation.

    VINCENT STANGO has been Vice President, North American Field Operations since July 1996. From May 1994 to July 1996, he was Cadre's Director of Sales -- North America and from January 1988 to April 1994, he was Cadre's Director of Sales -- Eastern Region.

    WILLIAM F. WINSLOW has been Vice President, Human Resources since July 1996. From March 1992 to July 1996, he was Vice President, Human Resources of Cadre. From June 1991 to March 1992, Mr. Winslow operated his own human resources consulting business, W. Winslow & Associates.

    MASSOOD ZARRABIAN has been Senior Vice President, Product Operations since July 1996. From July 1995 to July 1996, he was Vice President, Product Operations. From February 1994 to June 1995, he was Vice President, Development. From 1992 to 1994, he was Vice President Core Technology and Product Development of the Software Business Unit of Computervision Corp., a software company. From 1989 to 1992, he was that company's Vice President of Product Marketing for CAD/CAM products, from 1985 to 1989, he was its Vice President of Mechanical Product Development, and from 1983 to 1985 he was its Vice President of the Technology Division.

    JOHN J. ALEXANDER has been a Director of the Company since December 1993. Since October 1993, he has been President of Business Technology Consulting, Inc., a consulting company which provides venture capital to start-up companies, consults in marketing and strategy and provides expertise in reengineering business processes. From January 1987 to October 1993, he was Senior Vice President and Chief Information Officer with UNUM, a life insurance company.

    R. JOHN FLETCHER has been a Director of the Company since November 1994. Since June 1990, he has been Chief Executive Officer of Fletcher Spaght, Inc., a strategic marketing consulting firm. Mr. Fletcher is also a director of AutoImmune, Inc. and Nitinol Medical Technologies, Inc.

    WILLIAM H. D. GODDARD has been a Director of the Company since July 1996. From 1982 to 1989, he served as a Director, Chairman, and Chief Executive Officer of Cadre and rejoined the Board of Directors of Cadre in 1992. He is President and Treasurer of the Warwick Land Company, a company engaged in investment in and management and development of real and intellectual property, and a Partner of Brown & Ives, an office management partnership, holding these positions since 1974 and 1970, respectively.


    ROLAND D. PAMPEL has been a Director of the Company since November 1996. From March 1994 to January 1997, he was President and Chief Executive Officer of Microcom Inc. From September 1991 to December 1993, he was President and Chief Executive Officer of Nicolet Instrument Corp. Mr. Pampel is also a Director of Microcom Inc. and Infinium Software, Inc.

    ALLYN C. WOODWARD, JR. has been a Director of the Company since April 1995. Since June 1995, he has been president of Adams, Harkness & Hill, Inc., an investment banking firm. From June 1990 to March 1995, he was Chief Operating Officer of Silicon Valley Bank. Mr. Woodward is also a director of Viewlogic Systems, Inc.

    There are no family relationships among the executive officers and directors of the Company.

Based solely upon a review of the forms and written representations received by the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company believes that during the six month period ended December 31, 1996 (the "Transition Period"), the Directors and executive officers complied with all applicable Section 16 filing requirements; except that the Company cannot confirm such belief with respect to Joan E. Cohen, a former executive officer, since it neither received a copy of Form 5 from such individual for the Transition Period nor a written representation that no such Form 5 was required to be filed.

The Registrant hereby amends "Part III. Item 11. Executive Compensation" by inserting the following Item 11 in its place and stead:

ITEM 11.  Executive Compensation

In July 1996, the Company adopted a plan to compensate its outside Directors by means of $10,000 per year retainer, $1,000 per Board meeting attended and reimbursement for expenses incurred in attending Board and Committee meetings. In addition, under such plan each outside Board member will be granted an initial stock option grant of 20,000 shares upon election to the Board (other than by contract or in connection with corporate transactions) and an annual grant of 10,000 shares. Also, each outside Director that is a member of a Committee will receive an annual stock issuance equal to the number of shares of Common Stock obtained by dividing the number of meetings attended times $500 by the fair market value of one share of the Company's Common Stock on the date of issuance. Messrs. Alexander, Fletcher, Pampel and Woodward were each granted options to purchase 20,000 shares of the Company's Common Stock on December 17, 1993, November 3, 1994, December 2, 1996 and April 25, 1995, respectively, as compensation for their service as Directors. On July 18, 1996, Messrs. Alexander, Fletcher, Goddard and Woodward were each granted options to purchase 10,000 shares of the Company's Common Stock. Such options vest and become exercisable one year from the date of grant. Directors who are employees of the Company are not paid any separate fees for serving as Directors.

EXECUTIVE COMPENSATION

    The following table presents information concerning the annual and long-term compensation for services in all capacities to the Company for the Transition
Period and the fiscal years ended June 30, 1996, 1995 and 1994 (In October
1996, the Company changed its fiscal year from June 30 to December 31.), of those persons who were the Chief Executive Officer and the other four most highly compensated executive officers of the Company at December 31, 1996 (the
"Named Officers"):



                                                                                      LONG-
                                                                                       TERM
                                                                                   COMPENSATION
                                                        ANNUAL COMPENSATION           AWARDS
                                                      ----------------------          NUMBER             ALL
                                         FISCAL                                          OF             OTHER
     NAME AND PRINCIPAL POSITION          YEAR         SALARY       BONUS(1)         OPTIONS(2)      COMPENSATION
------------------------------------   ----------     --------      --------       -------------     ------------

Peter J. Boni (3), President and       Transition     $132,500      $ 27,875          250,000               --
Chief Executive Officer                    Period
                                             1996      250,000            --          100,000               --
 ....................................         1995      225,000       112,500          110,000               --
 ....................................         1994      204,375       112,500          544,946               --
Massood Zarrabian (4) Sr. Vice         Transition     $112,500       $ 8,363          125,000               --
President, Product Operations              Period
 ....................................         1996      200,000            --           50,000               --
 ....................................         1995      175,000        20,590           30,000               --
 ....................................         1994       70,265        12,501           80,000               --
Vincent Stango,(5) Vice President,     Transition     $ 89,823       $ 1,394           85,000               --
North American Field Operations            Period
Ronald H. Imbriale (5), Sr. Vice       Transition     $ 89,716       $ 4,951          125,000               --
President, Worldwide Sales                 Period
Eugene J. DiDonato (6), Vice           Transition     $ 70,000       $ 5,620           30,000               --
President, General Counsel                 Period
 ....................................         1996      130,000            --           25,000               --
 ....................................         1995      115,000         7,200           15,000               --
                                             1994       72,311        20,700           20,000               --

---------------
(1) See "Report of the Compensation Committee of the Board of Directors on Executive Compensation -- Bonus Arrangements."

(2) See "Report of the Compensation Committee of the Board of Directors on Executive Compensation -- Option Plans."

(3) Mr. Boni was elected as President and Chief Executive Officer effective August 4, 1993.

(4) Mr. Zarrabian was elected Vice President, Development in February 1994. He was elected Vice President, Product Operations effective July 1, 1995 and Senior Vice President, Product Operations effective July 18, 1996.

(5) Messrs. Stango and Imbriale were elected Vice President, North American Field Operations and Senior Vice President, Worldwide
    Sales, respectively, on July 18, 1996. Prior to that date, they were employed by CADRE, and, therefore, no information is included in the table for the fiscal years ended June 30, 1996, 1995 and 1994. The table includes information with respect to
    Messrs. Stango and Imbriale while employed by CADRE for the period from July 1, 1996 through July 17, 1996.

(6) Mr. DiDonato was elected Vice President, General Counsel in November 1993.

OPTION GRANTS

    The following table presents information concerning grants of stock options to the Named Officers during the Transition Period.

                                            PERCENTAGE                          POTENTIAL
                                                OF                              REALIZABLE
                                              TOTAL                             VALUE AT
                                             OPTIONS                          ASSUMED ANNUAL
                                             GRANTED    EXERCISE                 RATE OF
                                                TO         OR                   STOCK PRICE
                                             EMPLOYEES    BASE                 APPRECIATION
                                              IN THE      PRICE                  FOR OPTION
                                 OPTIONS    TRANSITION   (PER    EXPIRATION        TERM
             NAME             GRANTED(1)(2)    PERIOD     SHARE)     DATE             5%        10%
    ----------------------     ----------   ----------  -------- ----------    ------------ --------
    Peter J. Boni........        250,000        20%      $5.625    7/18/06        $884,383  $2,241,200
    Massood Zarrabian(3).        125,000        10%      $5.625    7/18/06        $442,192  $1,120,600
    Vincent Stango.......         85,000         7%      $5.625    7/18/06        $300,690  $  762,008
    Ronald H. Imbriale           125,000        10%      $5.625    7/18/06        $442,192  $1,120,600
    Eugene J. DiDonato(3)         30,000         2%      $5.625    7/18/06        $106,126  $  268,944

---------------
(1) All of these options were granted with an exercise price equal to the market price on the date of grant for the Company's Common Stock on the NASDAQ National Market System.

(2) All of these options were granted on July 18, 1996 and are exercisable at a rate of 28% on the first anniversary of grant and 2% per month thereafter subject to acceleration based upon the Company's achievement of certain levels of Company profitability (as defined).

(3) A portion or all of these options would become immediately exercisable upon the occurrence of a "change of control" as defined in the employment agreements between the Company and certain of the Named Officers. See "Remuneration of Executive Officers and Directors -- Employment and Severance Compensation Agreements."

     During the Transition Period, the Company granted options to purchase a total of 815,000 shares of Common Stock at a weighted average exercise price of $5.625 per share to its current executive officers, as a group, and options to purchase a total of 424,424 shares of Common Stock at a weighted average exercise price of $5.29 per share to its employees, including current officers who are not executive officers, as a group.

OPTION EXERCISES AND TRANSITION PERIOD OPTION VALUES

The following table presents information for Named Officers with respect to options exercised during the Transition Period and outstanding options to purchase the Company's Common Stock held by them at December 31, 1996:


                           NUMBER
                             OF
                           SHARES                                 NUMBER  OF                    VALUE OF UNEXERCISED
                          ACQUIRED                            UNEXERCISED OPTIONS               IN-THE-MONEY OPTIONS
                             ON              VALUE        HELD AT DECEMBER 31, 1996(1)      HELD AT DECEMBER 31, 1996(2)
        NAME              EXERCISE          REALIZED     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-------------------       --------          --------     -----------     -------------     -----------     --------------
Peter J. Boni......          -0-              -0-          510,556          494,390          $457,755          $87,191
Massood Zarrabian..          -0-              -0-           73,800          211,200          $ 47,250          $20,250
Vincent Stango               -0-              -0-            6,034           87,516          $  6,254          $     0
Ronald H. Imbriale           -0-              -0-           43,540          125,000          $ 64,994          $     0
Eugene J. DiDonato.          -0-              -0-           13,800           67,200          $ 12,675          $ 5,200

---------------
(1) See "Remuneration of Executive Officers and Directors -- Employment and Severance Compensation Agreements" regarding acceleration of vesting of certain options upon the occurrence of certain events.

(2) "In-the-money options" are options outstanding at the end of the fiscal year for which the fair market value at December 31, 1996 of $4.25 exceeded the exercise price of the options.


EMPLOYMENT AND SEVERANCE COMPENSATION AGREEMENTS


The Company entered into a three year employment contract with Peter J. Boni as of August 4, 1993 as the Company's President and Chief Executive Officer. That contract was extended for an additional three years pursuant to an agreement dated as of April 30, 1996. Under the terms of his agreement, Mr. Boni receives an annual base salary of at least $225,000, an automobile allowance, and reimbursement for the reasonable costs of housing for the first six months of his employment and relocation costs. He was entitled to participate in the Company's bonus plan for the Transition Period and received a bonus of $27,875 thereunder. For all subsequent fiscal years, Mr. Boni will receive a bonus of at least fifty percent (50%) of his base salary if he meets all his financial and management objectives established by the Compensation Committee. He also initially received options under the Company's Amended and Restated
1986 Incentive an Nonqualified Stock Option Plan to acquire 544,946 shares of the Company's Common Stock at an exercise price of $3.25 per share. Twenty-eight percent (28%) of those options vested on the first anniversary of his employment and the remainder vest at the rate of two percent
(2%) per month thereafter, except that the options will vest immediately upon consummation of certain transactions involving a change in control of the Company. In February 1994, the Compensation Committee approved an amendment to Mr. Boni's options to provide that in the event of the termination of his employment without cause, because of retirement for reasons of age or disability or because of death, Mr. Boni may exercise the nonqualified portion of such options vested through the date of termination of his employment at any time prior to the option termination date. Under the terms of Mr. Boni's contract, if his employment is terminated due to a change in control of the Company or without cause, he is entitled to termination payments equal to his base salary, automobile allowance and fringe benefits for twelve months after termination and a pro rata portion of his incentive compensation for the fiscal year in which such termination occurs. Under the terms of the contract, Mr. Boni is prohibited from engaging in certain activities competitive with those of the Company for a period of one year after termination of his employment unless he is terminated without cause or due to a change in control in which case such prohibition shall only continue while the Company is paying his base salary, automobile allowance and fringe benefits.


Effective January 1994, the Company entered into an employment contract with Charles W. Bachman for an initial term of eighteen months. The contract term is automatically renewed for successive eighteen month periods unless either party gives the other party at least twelve months notice prior to the expiration of the initial or any renewal term. The contract provided for payment of base salary of $95,000 from January 1, 1994 through June 30, 1994; $76,000 from July 1, 1994 through December 31, 1994; $57,000 from January 1, 1995 through June 30, 1995; and $114,000 per annum thereafter, with increases to be determined by the Board, fringe benefits and participation in the Company's bonus pool plan. Under the terms of Mr. Bachman's contract, he was required to work full-time through June 30, 1994, the equivalent of four days per week through December 31, 1994, and the equivalent of three days per week thereafter. The Company and Mr. Bachman have agreed to amend his contract to provide that commencing October 1, 1996, Mr. Bachman will be required to work 36 days per year (approximately three days per month) at a per annum rate of $32,500 plus expenses. Additional days will be paid at a rate of $1,000 per day plus expenses.

Under the terms of the contract, as amended, for the period from October 1, 1996 through December 31, 1996, Mr. Bachman received the payments calculated at a rate of $114,000 per annum minus any payments received under the amended contract. Under the terms of the contract, Mr. Bachman is prohibited from engaging in certain activities competitive with those of the Company for a period of two years after termination of his employment unless he is terminated without cause in which case such prohibition shall only continue while the Company is paying his base salary and fringe benefits.

The Company entered into agreements with Ronald H. Imbriale, Vincent Stango, and Massood Zarrabian providing them with 52, 26, and 52 weeks of payment of base salary, respectively, in the event of the termination of their employment by the Company without cause. The payments to Mr. Stango expire upon obtaining other employment and the payments to Mr. Zarrabian are subject to offset by any employment compensation he receives during the severance period. Mr. Imbriale's payments expire upon obtaining other employment after the first 26 weeks of payments. The agreement with Mr. Zarrabian also provides for acceleration of vesting of his options granted at the time of his employment during such 52 week periods. The Company has adopted certain Employment Agreements with Messrs. DiDonato and Zarrabian that commence on the effective date of any "change in control" (as defined) in the ownership or management of the Company and end on a date eighteen months thereafter, plus three additional months for each whole or partial year employed by the Company (the "Expiration Date") unless employment is sooner terminated as described below. The agreements shall not extend for a period of more than three years from the change in control date. The agreements provide for, among other things, severance payments payable to each executive officer in an amount equal to such officer's annual base salary and fringe benefits from the date of termination until the Expiration Date plus any targeted bonus for the first year after such termination. Such payments are triggered by (i) the termination of employment by the Company without cause or (ii) upon termination by the employee for "good reason" (as defined). In addition, if an executive officer's employment is terminated for any reason after the Expiration Date, the foregoing severance payments will be paid for a period of twelve months after termination. The Agreements also provide that the Company shall make disability payments to an executive officer equal to such executive officer's base salary (subject to adjustments) from the date of termination of employment due to disability until the Expiration Date. Under the Agreements, any shares subject to options under the Option Plans granted to an executive officer shall immediately vest on a change in control to the extent such shares would have vested prior to the Expiration Date.


STOCK PRICE PERFORMANCE

The following chart assumes $100 invested in shares of the Company's Common Stock beginning November 26, 1991 (the date of the Company's initial public offering) at the initial offering price of $15.00 per share and ending December 31, 1996, compared with $100 invested in The NASDAQ Stock Market-US Index and in The NASDAQ Computer and Data Processing Index:



                 COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*
         AMONG CAYENNE SOFTWARE, INC., THE NASDAQ STOCK MARKET-US INDEX
                 AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX

                              CAYENNE         NASDAQ STOCK
      MEASUREMENT PERIOD    SOFTWARE, INC.     MARKET-US
      ------------------    --------------    ------------

        11/26/91                 100             100
            6/92                  77             108
            6/93                  19             136
            6/94                  13             137
            6/95                  53             183
            6/96                  48             236
      Transition Period           25             256

      (TABLE CONTINUED)     NASDAQ COMPUTER &
      MEASUREMENT PERIOD     DATA PROCESSING
      ------------------    -----------------

        11/26/91                   100
            6/92                   102
            6/93                   130
            6/94                   130
            6/95                   212
            6/96                   282
     Transition Period             299


* INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDED JUNE 30 THROUGH JUNE 30, 1996 AND 6 MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1996.



REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION


Policies on compensation of the Company's executive officers are subject to the approval of the Compensation Committee of the Board. The members of the Compensation Committee are R. John Fletcher and John J. Alexander. Each member of the Compensation Committee is a non-employee Director. Decisions about awards to executive officers under the Company's Option Plans and Stock Purchase Plan are made by the Compensation Committee. Set forth below is a report submitted by the Board of Director's Compensation Committee. This report addresses the Company's compensation policies for the Transition Period, as such policies affected (i) Peter J. Boni as Chief Executive Officer, and (ii) Messrs. Zarrabian, Stango, Imbriale and DiDonato who were the four executive officers other than Mr. Boni who, at December 31, 1996, were the Company's next most highly paid executives (collectively, such five executives are referred to in this report as the "Senior Executives"), and (iii) the Company's executive officers which include the Senior Executives.

Compensation Policies Toward Executive Officers

The Compensation Committee's executive compensation policies are designed to provide competitive compensation based on the achievement of the Company's strategic and operational goals, reward for positive corporate performance, and recognition of individual initiative and achievements. In general, the Company strives for fair but not excessive compensation of its executive officers in order to assist the Company in attracting and retaining highly qualified executives.

Executive officers' overall compensation levels are intended to be consistent with other companies in the Company's industry, to reflect the Company's performance and to attract and retain highly qualified executives. Also, the Senior Executives' bonus plans typically include operating performance targets, below which either no bonus or a reduced bonus is paid or above which an increased bonus is paid, and management objectives to be met before all or any part of a bonus is paid. Compensation to Senior Executives under the Option Plans is intended to reward exceptional competence, to attract and retain such Senior Executives and furnish an additional incentive to increase performance, generally. Executive officers have also been provided with severance agreements with varying terms. See "Executive Compensation -- Employment and Severance Compensation Agreements" above.

Executive officers and officers and employees other than the Senior Executives may also participate in the Company's Option Plans provided they meet certain eligibility requirements, but typically receive a larger percentage of their compensation in the form of base salary than do Senior Executives.

The Compensation Committee believes that stock ownership by management and stock-based performance compensation arrangements are beneficial as ways to align management's interests and incentives with shareholders' interests toward the enhancement of shareholder value. The Compensation Committee further believes that stock option programs with future exercise dates and/or accelerated vesting provisions upon the occurrence of certain specified events are an effective means to retain key executives. As a result, the Compensation Committee has used stock-based elements in the Company's compensation packages for its executive officers.

Relationship of Company Performance to Executive Compensation

Compensation paid the Company's executive officers in the Transition Period, as reflected in the Tables included in Item 11 above regarding the Senior Executives, primarily consisted of base salary and bonus. In addition, as reflected in the above Tables, the Compensation Committee awarded stock options to the Senior Executives during the Transition Period under the Company's Amended 1996 Incentive and Nonqualified Stock Option Plan (the "1996 Plan").

Measures of performance which are taken into account in determining the Company's executive compensation may include: (1) the Company's revenue and operating income, (2) target versus actual operating performance, generally in terms of revenue, operating income, contribution margin or expense reduction, (3) the market value of the Company's Common Stock, (4) the success of any special projects or goals, or (5) subjective considerations of performance including individual initiative and effort, managerial ability and undertaking and completing special projects or goals.


Bonus Arrangements

The Company's bonuses to its executive officers are based generally on both objective and subjective performance criteria. Objective criteria include realization of individual strategic goals, and the attainment of certain levels of operating performance by the Company as compared to targeted figures. As noted above, the performance bonuses for executive officers are typically tied to achievement of certain minimum performance thresholds, with no bonus, or a reduced bonus, being paid in the event that minimum targets are not achieved or an increased bonus paid if targets are exceeded. Target operating objectives utilized for purposes of determining bonuses (including revenue and/or operating income and/or contribution margin and/or expense reduction quotas) are based on business plans developed by the Chief Executive Officer with input derived from individual executive officers, subject to review by the Compensation Committee and, if it so chooses, by the Company's full Board of Directors. Performance under the objective criteria for the Transition Period was determined after the end of the 1996 fiscal year, after discussions among the members of the Compensation Committee.

Subjective performance criteria encompass evaluation of each executive officer's initiative and contribution to overall corporate performance, expense reduction, the officer's managerial ability, and the officer's performance and effort on special projects or strategic objectives that the officer may have undertaken.

Executive officers' target bonus amounts were established early in the Transition Period following a review of compensation to ascertain the compensation levels which were necessary, or desirable, to maintain the Company's compensation structure on a competitive basis with others in the industry, and to provide appropriate incentives for achieving desired Company performance. For the Transition Period, bonuses for executive officers were based on objective criteria. The Compensation Committee truncated the 1997 fiscal year bonus plan effective December 31, 1996 and payments were made thereunder based on a six month period in order to synchronize the Company's executive bonus plan with the Company's fiscal year ending December 31.
In October 1996, the Company changed its fiscal year from June 30 to December 31.

Option Plan

The other major incentive component of the Executive Officers' compensation in the Transition Period was under the Company's 1996 Plan. The Company's Option Plans are intended to promote the Company's interests by encouraging ownership of its Common Stock by participants in order to help the Company attract and retain qualified individuals and to motivate them to improve their performance.

The 1996 Plan is administered by the Compensation Committee. The Compensation Committee meets at least four times each fiscal year, and at other times if it chooses or at the request of the Chief Executive Officer, to determine the type, amount, and dates of option grants to eligible participants. The Compensation Committee determines specific grants subject to the annual limitations permitted under Section 422A of the Internal Revenue Code (pertaining to Incentive Stock Options).

Participation in the 1996 Plan may be in the form of (a) Incentive Stock Options as defined in Section 422A of the Internal Revenue Code, (b) options not qualifying under Section 422A of the Internal Revenue Code as Incentive Stock Options (i.e., Nonqualified Options), or (c) any combination thereof. Incentive Stock Options can be granted only to persons who are employees (including officers) of the Company when the options are granted. The 1996 Plan does not impose any limitation on the number of shares of Common Stock with respect to which options may be granted to any individual under the 1996 Plan.

During the Transition Period, the Compensation Committee made the following grants of options to purchase Common Stock to the Senior Executives: 250,000 to Mr. Boni, 125,000 to Mr. Zarrabian, 85,000 to Mr. Stango, 125,000 to
Mr. Imbriale and 30,000 to Mr. DiDonato. During the Transition Period, options to purchase 785,000 shares of Common Stock were granted to all current executive officers, as a group, including the shares to Messrs. Boni, Zarrabian, Stango, Imbriale and DiDonato. The options which were granted in the Transition Period were Incentive Stock Options to the extent allowable under the I.R.S. $100,000 annual limitation, and Non-Qualified Stock Options for any remainder, where applicable, and were all granted with an exercise price equivalent to fair market value as of the date of grant. Generally, the options granted to executive officers in the Transition Period become exercisable at the rate of twenty eight percent (28%) on the first anniversary date of grant and two percent (2%) per month thereafter, subject to acceleration of vesting in the event of achievement by the Company of certain performance goals. The Compensation Committee believes that the staggered exercisability of option grants, together with the lapsing of options following termination of employment, help motivate optionees to remain with the Company over the long-term, one of the primary objectives of the Option Plans. The Compensation Committee also believes that the acceleration of vesting of options for executives based on Company performance or if they are terminated without cause or if there is a change in control of the Company helps attract and retain them.

The Compensation Committee also believes that option grants to Company executives will motivate optionees to generate potential gains by working to increase the Common Stock's price over the long term. (See the Table elsewhere in Item 11 above for potential future values of Senior Executive options, assuming various rates of growth in the Company's stock price.) While the value realizable from exercisable options is dependent upon the extent to which the Company's performance is reflected in the market price of the Company's Common Stock, whether such value will be realized in any specific year is primarily determined by each individual executive's decision with respect to the disposition of the shares underlying the options. Accordingly, the Compensation Committee determined that the option grants in the Transition Period and other Company incentives were appropriate, notwithstanding gains, if any, realized by certain Company executives as a result of their individual decisions to exercise during the Transition Period stock options granted in previous years (see the Table included in this Item 11 above, indicating amounts realized by the Senior Executives from option exercises in the Transition Period and the value inherent in unexercised options as of the end of the Transition Period).

Other Compensation Plans


The Company has adopted certain broad-based employee benefit plans in which the Senior Executives are permitted to participate on substantially the same terms as non-executive employees who meet applicable eligibility criteria, subject to any legal limitations on the amounts that may be contributed or the benefits that may be payable under these Company plans. Most significant among these, is the Company's 401(k) plan.

Chief Executive Compensation for The Transition Period, and Relationship to Company Performance

Current regulations of the Securities and Exchange Commission ("SEC") require the Compensation Committee to discuss the Committee's basis for the compensation reported for the Company's Chief Executive Officer, Mr. Boni, in the Transition Period.

The Compensation Committee's general approach in setting the Chief Executive Officer's compensation is to seek to be competitive with other companies in the Company's industry, and to tie a large percentage of the Chief Executive Officer's total compensation package to Company performance and to achievement of individual goals. While this results in some variation in the level of compensation, the Compensation Committee believes that such an arrangement motivates the Company's Chief Executive Officer toward Company performance goals, while acknowledging the importance of having some certainty in the level of compensation through its non-performance based elements. In addition, the Chief Executive Officer's compensation is set to retain a highly qualified individual in that position especially in light of the Company's losses in the Transition Period and fiscal 1996.

Mr. Boni's base salary for the Transition Period was $265,000 with a bonus potential calculated at a rate equal to 4% of net income before taxes (excluding restructuring charges) achieved by the Company. Mr. Boni received a bonus of $27,875 in the Transition Period. During the Transition Period, Mr. Boni also received options to purchase 250,000 shares of Common Stock. The Compensation Committee believes that such compensation helped retain Mr. Boni as President and Chief Executive Officer. Mr. Boni continued to guide the Company in its transition into the client/server and object-oriented marketplace and the development and launch of new products, devoted substantial time and effort to seeking strategic and other relationships on behalf of the Company, and oversaw the acquisition of Cadre Technologies, Inc. which closed in July 1996.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS.

John J. Alexander,  R. John Fletcher





COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No person serving on the Compensation Committee at any time during the Transition Period is or has been an officer or employee of the Company or had any relationship required to be disclosed under item 404 of Regulation S-K promulgated by the Securities and Exchange Commission.

The Registrant hereby amends "Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management" by inserting the following Item 12 in its place and stead:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The Company has two issued and outstanding class of voting securities, Common Stock and Series B Convertible Preferred Stock (the "Series B Preferred"). The holders of Common Stock are entitled to one vote for each share held. Series B Preferred holders are entitled to that number of votes equal to the number of shares into which the Series B Preferred is convertible.

The following table sets forth the number of shares of the Company's Common
Stock beneficially owned by all persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock, by each of the Company's current Directors and nominees for Director, by each of the Company's executive officers and by all officers and Directors of the Company, as a group, as of March 31, 1997:


DIRECTORS, OFFICERS AND 5% STOCKHOLDERS                     SHARES BENEFICIALLY OWNED

                                                           NUMBER(1)         PERCENT(2)

Associated Capital, L.P.(3)                                2,428,100            13.6%
477 Madison Avenue, 14th Floor
  New York, NY 10022

Vanguard Explorer Fund, Inc. (4)                           1,000,000             5.6%
One Liberty Plaza, 51st Floor
  New York, NY 10006

Wellington Management Company, LLP(5)                      1,000,000             5.6%
75 State Street
Boston, MA   02109

Southbrook International Investments, Ltd. (6)               997,794             5.6%
c/o Trippoak Advisors, Inc.
630 Fifth Avenue, Suite 2000
New York, NY   10111

Peter J. Boni                                                576,050(7)          3.1%
Cayenne Software, Inc.
  8 New England Executive Park
  Burlington, MA 01803

Charles W. Bachman                                           154,210(8)            *
Cayenne Software, Inc.
  8 New England Executive Park
  Burlington, MA 01803

William H. D. Goddard                                      141,102(7)                *
Ramallah Capital Corporation
  5 Brown St
  Providence, RI   02906

Massood Zarrabian                                           84,800(7)                *
Cayenne Software, Inc.
  8 New England Executive Park
  Burlington, MA 01803

Ronald H. Imbriale                                          55,524(7)                *
Cayenne Software, Inc.
  8 New England Executive Park
  Burlington, MA 01803

Eugene J. DiDonato                                          17,300(7)                *
Cayenne Software, Inc.
  8 New England Executive Park
  Burlington, MA 01803

John J. Alexander                                           17,200(7)                *
Business Technology Consulting, Inc.
  75 Market Street
  Portland, ME 04101

Allyn C. Woodward, Jr.,                                     15,300(7)                *
Adams, Harkness & Hill, Inc.
  60 State Street
  Boston,  MA 02109

R. John Fletcher                                            15,242(7)                *
Fletcher Spaght, Inc.
  222 Berkeley Street
  Boston,  MA 02116

William F. Winslow                                           8,901(7)                *
Cayenne Software, Inc.
  8 New England Executive Park
  Burlington, MA 01803

Vincent Stango                                               7,807(7)                *
Cayenne Software, Inc.
  8 New England Executive Park
  Burlington, MA 01803

Frederick H. Phillips                                           1,750(7)               *
Cayenne Software, Inc.
  8 New England Executive Park
  Burlington, MA 01803

Roland D. Pampel                                                   -0-                 *
  P.O. Box 879
  Essex, CT 06426


All officers and Directors as a group (13 persons)         1,095,186(9)              5.9%

* Less than 1.0%.

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them including shares of Common Stock into which the Series B Preferred is convertible subject to community property laws where applicable and the information contained in the footnotes to this table. Amounts shown also included all shares subject to stock options and warrants to purchase Common Stock exercisable within 60 days of March 31, 1997.

(2) The number of shares of Common Stock deemed outstanding as of March 31, 1997 was 19,662,549 shares, which includes 872,689 shares subject to stock options exercisable within sixty days of March 31, 1997, 262,500 shares subject to warrants exercisable within sixty days of March 31, 1997 and 735,294 shares of Common Stock issuable upon conversion of the Series B Preferred within 60 days of March 31, 1997.

(3) Based upon a Schedule 13D dated January 16, 1997 and other information provided by Associated Capital, L.P. for it and Associated Capital Offshore, L.P., A. Cap, Inc., Jay H. Zises, Selig A. Zises and Nancy J. Frankel-Zises. Represents shares beneficially owned by various entities and persons.

(4) Based upon a Schedule 13G dated February 11, 1997 provided by Vanguard Explorer Fund, Inc. Vanguard is an Investment Company registered under Section 8 of the Investment Company Act of 1940.

(5) Based upon a Schedule 13G dated February 11, 1997 provided by Wellington Management Company, LLP ("WMC") in its capacity as an investment advisor registered under the Investment Advisors Act of 1990. In its capacity as investment advisor, WMC may be deemed to have beneficial ownership of the shares that are owned by its investment advisors' clients.

(6) Includes 735,294 shares of Common Stock issuable upon conversion of the Series B Preferred and 262,500 shares issuable upon exercise of warrants to purchase Common Stock. Southbrook International Investments, Ltd. holds 150,000 shares of the Company's Series B Preferred, which may be converted to shares of Common Stock from time to time at a rate determined by the lower of the average quoted market price of the Common Stock for either (i) the ten trading days preceding the date of issuance or (ii) any five trading days during the period of thirty days before the conversion. The amount of Common Stock shown in the table reflects the amount into which the full 150,000 shares of Preferred Stock under clause (i) above. Because the number of shares of Common Stock that will be ultimately issued to Southbrook upon conversion of the Series B Preferred is dependent upon the conversion formula described above, that amount (and therefore the amount of Common Stock offered hereby) cannot be determined at this time.

(7) Represents shares issuable upon exercise of stock options exercisable within sixty days of March 31, 1997. For Messrs Alexander, Fletcher, Goddard, Imbriale, Stango, Winslow and Woodward, the number of shares includes 4,800, 12,800, 8,955, 29,644, 6,101, 8,646, and 10,800 shares, respectively, issuable upon exercise of stock options within sixty days of March 31, 1997. For Mr. Goddard, the number of shares includes 1,236 held by him as custodian for Charlotte Ives Goddard under the Rhode Island UTMA, as to which he disclaims any beneficial ownership. For Mr. Phillips, the number of shares includes 350 shares held by Mr. Phillips wife and 1,000 shares held jointly with his wife.

(8) Includes 8,760 shares held by Mr. Bachman's wife and 112,793 shares issuable upon exercise of stock options. Excludes shares held by four of Mr. Bachman's children; Mr. Bachman disclaims beneficial ownership of those shares.

(9) Includes 872,689 shares issuable upon exercise of stock options within sixty days of March 31, 1997, 1,236 held by Mr. Goddard as custodian for Charlotte Ives Goddard, 350 shares held by Mr. Phillips wife and 1,000 shares held jointly by Mr. Phillips and his wife and 8,760 shares held by Charles W. Bachman's wife. Excludes shares held by Mr. Bachman's four children.


         The following table sets forth the number of shares of Series B
Preferred beneficially owned by all persons known by the Company to be the beneficial owners of more than 5% of the Company's Series B Preferred. The holders of Series B Preferred are entitled to that number of votes equal to the number of shares into which the Series B Preferred is convertible.

5% Stockholders                                     Shares Beneficially Owned
---------------                                     -------------------------
                                                    Number(1)      Percent(2)
                                                    ---------      ----------

Southbrook International Investments, Ltd........    150,000          100%
c/o Trippoak Advisors, Inc.
630 Fifth Avenue, Suite 2000
New York, NY   10111

(1) The person named in the table has sole voting and investment power with respect to all shares of Series B Preferred shown as beneficially owned by it subject to community property laws where applicable and the information contained in the footnotes to this table.
(2) The number of shares of Series B Preferred outstanding as of March 31, 1997 was 150,000.


The Registrant hereby amends "Part III. Item 13 "Certain Relationships and Related Transactions" by inserting the following Item 13 in its place and stead:


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


MARKETING

The Company and IBM were parties to Marketing Agreements for Cooperative Software Supplier Programs ("CSSP") giving IBM the non-exclusive right to market and solicit orders for the Company's products in the United States, Puerto Rico and Canada. The percentage varied over the terms of the CSSP Agreements. The CSSP Agreement with respect to the United States and

Puerto Rico was terminated as of October 31, 1992 and with respect to Canada expired on June 30, 1993. The CSSP Agreements were terminated pursuant to the terms of the Settlement Agreement.

A subsidiary of IBM, IBM World Trade Corporation, was the exclusive distributor of the Company's products in sixteen countries in the Far East, including Australia and Japan. IBM was also the exclusive distributor of the Company's products in Austria. This arrangement terminated on June 30, 1993. IBM continues as a non-exclusive sales agent in certain Asia/Pacific countries and Switzerland.


OTHER TRANSACTIONS

For a description of the Employment Agreements between the Company and Charles
W. Bachman and Peter J. Boni and other severance and employment agreements with named executive officers, see Item 11. "Executive Compensation--Employment and Severance Compensation Agreements" above.


FUTURE TRANSACTIONS

All future transactions, including loans, between the Company and executive officers, Directors, principal stockholders and their affiliates will be on terms no less favorable to the Company than could reasonably have been obtained in arm's-length transactions with independent third parties, and such transactions will be subject to approval by a majority of the disinterested outside Directors of the Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CAYENNE SOFTWARE, INC.



Dated: April 30, 1997           By: /S/ Frederick H. Phillips
                                    -------------------------------------------
                                    Frederick H. Phillips
                                    Vice President, Finance and Administration,
                                    Treasurer and Chief Financial and
                                    Accounting Officer
                                    (Principal Financial and Accounting
                                    Officer)