Form 10-Q
period 1997-03-31
CAYENNE SOFTWARE INC
filed 1997-05-15
CIK 880229

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM                       TO

                         COMMISSION FILE NUMBER 0-19682
                         ------------------------------

                             CAYENNE SOFTWARE, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                           04-2784044
         -------------                                           ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

8 New England Executive Park, Burlington,
-----------------------------------------

           Massachusetts                                           01803
           -------------                                           -----
(Address of principal executive offices)                         (Zip Code)

                                 (617) 273-9003
                                 --------------
              (Registrant's telephone number, including area code)

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
                                      ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        Shares outstanding
             Title of Class                               at May 12, 1997
             --------------                               ---------------
      Common Stock, $.01 par value                          17,818,005

                             CAYENNE SOFTWARE, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                               Page
                                                                               ----
Part I.   Financial Information

          Item 1. Financial Statements

                  Consolidated Balance Sheets-
                    as of March 31, 1997 and December 31, 1996.................   3

                  Consolidated Statements of Operations
                    For the Three Months Ended March 31, 1997 and 1996.........   4

                  Consolidated Statements of Cash Flows
                    For the Three Months Ended March 31, 1997 and 1996.........   5

                  Notes to Consolidated Financial Statements...................   6

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................   8


Part II.  Other Information

          Item 1.  Legal Proceedings...........................................  15

          Item 4.  Submission of Matters to a Vote of Security Holders.........  15

          Item 6.  Exhibits and Reports on Form 8-K............................  15

          Signatures...........................................................  18

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             CAYENNE SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           MARCH 31,    DECEMBER 31,
                                                                                             1997           1996
                                                                                          -----------   -----------
                                                      ASSETS
Current assets:
   Cash and cash equivalents............................................................    $ 6,405        $ 4,150
   Trade accounts receivable, less allowance for sales returns and doubtful accounts of
      $796 and $820 at March 31, 1997 and December 31, 1996, respectively...............     12,870         13,320
   Prepaid expenses and other current assets............................................      1,447          1,375
                                                                                            -------        -------
         Total current assets...........................................................     20,722         18,845
Property and equipment, less accumulated depreciation and amortization..................      2,256          2,256
Capitalized software costs, less accumulated amortization of
   $306 and $266 at March 31, 1997 and December 31, 1996, respectively..................        494            534
Other assets............................................................................        665            601
                                                                                            -------        -------
Total assets............................................................................    $24,137        $22,236
                                                                                            =======        =======


                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Short term debt......................................................................  $   2,820       $   2,820
   Accounts payable.....................................................................      2,104           2,363
   Accrued expenses.....................................................................      1,074           1,422
   Accrued compensation and benefits....................................................      3,436           3,415
   Accrued restructuring costs..........................................................        898           1,703
   Income and other taxes payable.......................................................        531             909
   Obligations under capital lease......................................................        451             561
   Deferred revenue.....................................................................     10,048           9,592
                                                                                          ---------       ---------
         Total current liabilities......................................................     21,362          22,785
Obligations under capital lease.........................................................        186             106
Stockholders' equity (deficit):

   Series B Convertible Preferred Stock, $1.00 par value per share, 150 shares authorized, 150 and 0 issued and outstanding at March 31, 1997
    and December 31, 1996, respectively ................................................        150              --
   Common stock $.01 par value per share; 52,400 shares authorized; 17,775 and
    17,695 shares issued and outstanding at March 31, 1997 and December 31,
    1996, respectively .................................................................        178             177
   Additional paid-in capital...........................................................    106,077         102,935
   Accumulated deficit..................................................................   (103,644)       (103,706)
   Accumulated translation adjustments..................................................       (172)            (61)
                                                                                          ---------       ---------
   Stockholders' equity (deficit).......................................................      2,589            (655)
                                                                                          ---------       ---------
Total liabilities and stockholders' equity (deficit)....................................  $  24,137       $  22,236
                                                                                          =========       =========

     The accompanying notes are an integral part of the consolidated financial statements.

                             CAYENNE SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                        1997             1996
                                                                                        ----             ----

Revenues:
   Software license .............................................................     $  5,071        $  5,300
   Consulting and education services ............................................        2,503           3,346
   Maintenance ..................................................................        5,823           6,186
                                                                                      --------        --------
         Total revenues .........................................................       13,397          14,832

Costs and expenses:
   Cost of revenues
      Cost of software licenses .................................................          578           1,089
      Cost of consulting and education services and maintenance..................        2,119           2,942
   Sales and marketing ..........................................................        6,322           8,009
   Research and development .....................................................        2,817           3,271
   General and administrative ...................................................        1,461           2,252
   Restructuring and other costs ................................................         (375)             --
                                                                                      --------        --------
Total costs and expenses ........................................................       12,922          17,563

Income (loss) from operations ...................................................          475          (2,731)
Interest expense, net ...........................................................          262             375
                                                                                      --------        --------
Income (loss) before provision for income taxes .................................          213          (3,106)
Provision for income taxes ......................................................          113              25
                                                                                      --------        --------
Net income (loss) ...............................................................          100          (3,131)
Dividends on Series B Preferred Stock ...........................................           38              --
                                                                                      --------        --------
Income (loss) applicable to common shares .......................................     $     62        $ (3,131)
                                                                                      ========        ========

Income (loss) per common share:
      Net income (loss) .........................................................     $   0.00        $  (0.19)

Weighted average number of common and common equivalent shares outstanding ......       18,805          16,544
                                                                                      ========        ========

     The accompanying notes are an integral part of the consolidated financial statements.

                             CAYENNE SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      ------------------
                                                                                      1997          1996
                                                                                      ----          ----
Cash flows from operating activities:
     Net income (loss) ........................................................      $  100       $(3,131)

   Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation and amortization ............................................         470           847

   Changes in operating assets and liabilities
        Trade accounts receivable .............................................         450           574
        Prepaid expenses and other assets .....................................          59           218
        Accrued expenses ......................................................        (386)         (235)
        Accrued restructuring costs ...........................................        (805)         (623)
        Accounts payable ......................................................        (259)         (540)
        Accrued compensation and benefits .....................................          21         1,001
        Income and other taxes payable ........................................        (378)         (595)
        Deferred revenue ......................................................         456         2,351
                                                                                     ------       -------

Net cash used in operating activities .........................................        (272)         (133)

Cash flows from investing activities:
     Purchases of property and equipment ......................................        (415)         (225)
     Proceeds from sale of property and equipment .............................          --            56
                                                                                     ------       -------
Net cash used in investing activities .........................................        (415)         (169)

Cash flows from financing activities:
     Proceeds from issuance of Preferred Stock and warrants, net ..............       2,965            --
     Proceeds from issuance of common stock, net ..............................         118           345
     Proceeds from factoring agreement ........................................          --         9,195
     Payments under factoring agreement .......................................          --        (5,381)
     Payments under line of credit facility ...................................          --        (2,480)
     Payments under capital lease obligations .................................        (214)          (14)
                                                                                     ------       -------
Net cash provided by financing activities .....................................       2,869         1,665

Effect of foreign exchange rates on cash and cash equivalents .................          73            30
                                                                                     ------       -------

Net increase in cash and cash equivalents .....................................       2,255         1,393

Cash and cash equivalents at beginning of period ..............................       4,150        12,889
                                                                                     ------       -------

Cash and cash equivalents at end of period ....................................      $6,405       $14,282
                                                                                     ======       =======

     The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the transition period ended December 31, 1996.

2. Income (loss) Per Common Share

     Income (loss) per common share is computed based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period except in loss periods. Dilutive common equivalent shares consist of warrants and stock options (calculated using the Treasury Stock Method) for all periods presented and also include convertible preferred stock for the quarter ended March 31, 1997. For the quarter ended March 31, 1996 common equivalent shares are excluded from the primary earnings per share calculation as they are antidilutive. Fully diluted and primary earnings per share are the same amounts for the quarters ended March 31, 1997 and 1996, respectively. During the quarter ended March 31, 1997, the weighted average number of common and common equivalent shares used in calculating earnings per share were 17,714,000 and 18,805,000 respectively.

3. Business Combinations

     On March 27, 1997, the Company acquired certain of the assets and liabilities of Multiquest Corporation ("Multiquest") in a transaction accounted for as a purchase. The Company acquired such assets and liabilities in exchange for 50,000 shares of the Company's common stock. The purchase price for Multiquest was approximately $209,000 based upon a stock price of $4.1875 per share (which approximated the fair market value of a share of the Company's common stock at the closing of the acquisition). The net tangible assets and liabilities of Multiquest acquired by the Company were insignificant. The purchase price was allocated to the fair value of the technology acquired and customer lists, and is being amortized over three years. The March 31, 1997 results reflect the allocation of the purchase price in accordance with generally accepted accounting principles and the results of operations reflect the impact of the acquisition since the date of closing. The pro-forma results of Multiquest prior to the acquisition would be immaterial to the Company's reported results and are therefore not presented.

4. Line of Credit

     On November 6, 1996, the Company amended and restated its revolving credit agreement with a bank to borrow up to $5.0 million to extend its term through October 4, 1997 and to amend certain of the financial and operating covenants and other provisions thereunder. In connection with the amendment, the Company issued to the bank a three-year warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $4.25. The loan is contingent upon meeting certain financial and operating covenants at the time of any borrowing and over the life of the loan. The loan is secured by all of the assets of the Company and any borrowing amounts are tied to a percentage of qualified accounts receivable outstanding at the time of any borrowing. The financial covenants, which were further amended on April 1, 1997, include the attainment of certain specified levels of consolidated net income (loss) at the end of each quarter including profitability of $250,000 for the quarter ending June 30, 1997 and liquidity (generally defined as cash and cash equivalents plus eligible domestic accounts receivable and eligible international accounts receivable less any indebtedness to the bank) at the end of each month. The Company was in compliance with all covenants, as amended, at March 31, 1997. At March 31, 1997, the borrowing base under the revolving credit agreement was approximately $4.2 million. The Company had approximately $2.8 million outstanding against the line of credit at March 31, 1997.

5. Capital Stock

     On January 2, 1997, the Company raised approximately $3.0 million through the private placement of 150,000 shares of Series B Convertible Preferred Stock, designated from its "blank check" preferred stock. Each share of Series B Convertible Preferred Stock is entitled to earn dividends at a rate of 5% per annum, payable upon conversion, in cash or stock, at the option of the Company. Each share of Series B Convertible Preferred Stock is convertible into shares of Common Stock at a rate determined by the lower of the average quoted market price of the common stock for either (i) the ten trading days preceding the date of issuance or (ii) any five trading days during any period of thirty days before the conversion. In conjunction with the closing of the private placement, the Company issued warrants to purchase 350,000 shares of the Company's Common Stock at exercise prices ranging from 120% to 150% of the price set forth in clause (i) above and having varying expiration dates from three to five years. The shares of Common Stock underlying the Series B convertible Preferred stock and Warrants were registered pursuant to the terms of the registration rights agreement dated January 3, 1997.

6. Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", which will require adoption during the year ended December 31, 1997. This statement specifies the computation, presentation and disclosure requirements of earnings per share. The Company is in the process of determining the effect of adoption of this statement on its consolidated financial statements and related disclosures.

7. Forward Looking Statements

     This Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Management's Discussion and Analysis of Final Condition and Results of Operations" under the caption "Factors That May Affect Future Results."

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     Cayenne Software, Inc. is one of the largest global suppliers of analysis and design solutions for commercial and technical application and database development. Cayenne offers development teams a scaleable, workgroup-to-enterprise product family for object-oriented, data driven and structured application development approaches.

     During the quarter ended March 31, 1997, the Company's results reflect a continued product mix shift from its mature mainframe and structured analysis and design products to client/server and object-oriented solutions. As a result of the product mix shift, reduced sales of third party products and expense management during the quarter, gross margins rose to 80%. Since the Company derives a significant portion of its business overseas, the Company's results were also impacted by the rapid rise of the dollar against many foreign currencies including the Italian Lira and German Mark. The Company continues to invest heavily in its object-oriented and client/server based products which culminated with the release of certain enhancements to those product offerings in the quarter. Also, in an effort to promote distribution through alternate channels, the Company is actively engaged in building alternate channels such as value-added resellers ("VARs") and systems integrators worldwide which can leverage its expanded product offerings.

     On March 27, 1997, the Company acquired certain assets and liabilities of Multiquest Corporation ("Multiquest") in a transaction accounted for as a purchase. The Company acquired those assets and liabilities from Multiquest in exchange for 50,000 shares of the Company's common stock. The purchase price for Multiquest was approximately $209,000 based upon a stock price of $4.1875 (which approximated the fair market value of a share of the Company's common stock at the closing of the acquisition). The product acquired by the Company from Multiquest, Pepperseed (formerly named S-Case) provides users with a low priced, entry level object-oriented solution that is fully scaleable to its Object-Team product. The Company intends to market Pepperseed through its direct sales force, VARs, channel partners and on the world wide web.

     On March 29, 1997, the Company sold certain of the assets and liabilities of its French subsidiary, Cayenne Software S.A.R.L., to Case Associates France S.A. ("Case"). Under the terms of the acquisition Case assumed Cayenne S.A.R.L.'s then remaining maintenance obligations to customers and certain other liabilities, acquired its customer list and certain personal property and entered into a distribution agreement with the Company to distribute its products in France. In connection with the transaction, the Company issued a warrant to purchase up to 20,000 shares of the Company's common stock at an exercise price of $4.32 per share to an affiliate of Case. The costs related to the transaction were immaterial to the results of the quarter ended March 31, 1997.

     As the Company continues its migration toward providing customers a more open and flexible set of solutions aimed at the growing client/server and object-oriented market, it faces many challenges. The Company has addressed some of these challenges through the acquisition (the "Merger") of Cadre Technologies Inc. ("Cadre") which provides the Company with broader product offerings and a larger customer base from which to solicit new and additional business. Also, the Company has introduced additional products during the past three years through both internal development and acquisitons targeted at the client/server and object-oriented markets. The Company plans to continue to enhance its product offerings through development efforts, strategic alliances and acquisitions to improve its competitive position. The actions necessary to execute this transition have had an adverse effect on the Company's operating results during the first quarter of 1997, and may continue to effect operating results throughout the remainder of 1997.

REVENUES
--------

     The Company's revenues are currently derived from three sources: (i) fees for the perpetual license of the Company's proprietary software products, (ii) fees from sales of consulting and education services, and (iii) maintenance fees for maintaining, supporting and providing periodic upgrades of the Company's software products.

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     The following table sets forth the amount of revenue derived by the Company, by geographic segment and source, for each period indicated ($000s):

                                                    Three Months Ended
                                                         March 31,
                                             ------------------------------
                                                1997                   1996
                                             ------------------------------
SOFTWARE LICENSE
     United States                           $ 2,820                 $ 2,269
     Italy                                       707                   1,149
     United Kingdom                              233                     454
     Rest of World                             1,311                   1,428
                                             -------                 -------
                                               5,071                   5,300
CONSULTING AND EDUCATION
     United States                               706                   1,260
     Italy                                     1,399                   1,690
     United Kingdom                              172                     659
     Rest of World                               226                    (263)
                                             -------                 -------
                                               2,503                   3,346
MAINTENANCE
     United States                             3,086                   3,523
     Italy                                       675                     375
     United Kingdom                              897                     943
     Rest of World                             1,165                   1,345
                                             -------                 -------
                                               5,823                   6,186

         TOTAL                               $13,397                 $14,832
                                             =======                 =======


     SOFTWARE LICENSES. Software license revenue for the three months ended March 31, 1997 amounted to $5.1 million compared to $5.3 million for the comparable period of 1996. The $0.2 million or 4% decrease in license revenues during the quarter resulted primarily from migration by the Company's customers from structured analysis and design and mainframe solutions toward object-oriented and client/server solutions. This migration has resulted in a reduction of revenues from the Company's Analyst and Teamwork products. Additionally, contraction of federal defense programs has led to industry consolidation, contributing to a reduction in the Company's technical embedded customer base and specifically reduced revenues from the Company's Teamwork and related products. As a result, the Company's worldwide license revenue decreased from the comparable quarter of the prior year.

     Client/server and object-oriented products accounted for 62% of new license revenue for the three months ended March 31, 1997 compared to 30% for the comparable period of the prior year. The Company expects this trend to continue during 1997 as client/server and object-oriented solutions continue to gain global acceptance and installed customers elect to follow market trends and migrate from mainframe and structured analysis and design tools to client/server and object-oriented solutions. License revenues in the United States increased by 24% due to several large orders received during the quarter. License revenue in Italy and the United Kingdom declined 38% and 49%, respectively, due to lower demand for mature products and longer sales cycles.

     CONSULTING AND EDUCATION SERVICES. Consulting and education revenue for the three months ended March 31, 1997 amounted to $2.5 million compared to $3.3 million for the comparable period of the

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

prior year. Consulting and education revenue in United States decreased by $0.6 million or 44% primarily due to lower demand and reduced staffing in this area. The $0.3 million or 17% and $0.5 million or 74% decreases in Italy and United Kingdom, respectively are primarily due to the expiration of several long term consulting contracts in the comparable quarter of 1996. Additionally, reduced software license revenue in the current quarter contributed to the decline, as consulting and education revenues tend to follow the trend of software license revenue.

     MAINTENANCE. Maintenance revenue for annual maintenance contracts is deferred and recognized ratably over the term of the agreement. Maintenance revenue for the three months ended March 31, 1997 amounted to $5.8 million compared to $6.2 million for the comparable period of the prior year. Maintenance revenue in Italy increased by $0.3 million or 80% primarily due to increased penetration of international markets in the prior year combined with an increased portion of the customer base that renewed maintenance contracts. Maintenance revenue in the United States declined $0.4 million or 12% due to industry consolidation in the technical embedded market place, the aforementioned market place migration to client/server and object oriented tools and fewer customers renewing their maintenance contracts on mainframe and structured analysis and design tools. Maintenance revenue in the United Kingdom remained relatively unchanged compared to the prior year.

COSTS AND EXPENSES
------------------
     The following table sets forth the amount of expense by category for the periods indicated ($000s):

                                                          Three Months Ended
                                                                March 31,
                                                                ---------
                                                         1997               1996
                                                         ----               ----
Cost of revenues
     Cost of software licenses                           $   578         $ 1,089
     Cost of consulting, education
       and maintenance                                     2,119           2,942
                                                         -------         -------
     Total cost of revenues                                2,697           4,031

Sales and marketing                                        6,322           8,009
Research and development                                   2,817           3,271
General and administrative                                 1,461           2,252
Restructuring and other costs                               (375)             --
                                                         -------         -------

Total costs and expenses                                 $12,922         $17,563
                                                         =======         =======


     COST OF REVENUE. The Company's cost of software licenses includes product packaging, documentation, media and royalties to third parties, as well as the amortization of capitalized software development costs. Costs of consulting and education services and maintenance includes personnel, travel and occupancy costs connected with providing such services.

     Cost of software licenses were $0.6 million or 4% of revenue for the three months ended March 31, 1997 compared with $1.1 million or 7% of revenue in the comparable period of 1996. The $0.5 million decrease in 1997 expenses reflects reduced sales of third party products for which the Company pays a royalty to resell as well as reduced manufacturing costs consistent with reduced revenues. Additionally, amortization related to WindTunnel was $0 in the first quarter of 1997 as compared to $0.1 million in the comparable period of the prior year. This reduction is directly related to the Company's determination in June 1996 that the WindTunnel product was no longer consistent with the Company's objectives.

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     Cost of consulting, education and maintenance was $2.1 million or 16% of revenue in the three months ended March 31,1997 compared with $2.9 million or 20% of revenue in the comparable period of 1996. The $0.8 million or 28% decrease in 1997 expenses is primarily attributable to reduced staffing levels as a result of company efforts to better align staffing with demand, attrition and the merger.

     SALES AND MARKETING. Sales and marketing expenses were $6.3 million or 47% of revenue in the three months ended March 31, 1997 compared with $8.0 million or 54% of revenue in the comparable period of 1996. The $1.7 million or 21% decrease in 1997 expenses primarily reflects reduced staffing in North America and international subsidiary operations as a result of attrition and the merger.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $2.8 million or 21% of revenue in the three months ended March 31, 1997 compared with $3.3 million or 22% of revenue in the comparable period of 1996. The $0.5 million or 14% decrease in 1997 expenses primarily reflects reduced staffing as a result of attrition and the merger. Additionally, during June of 1996, the Company reviewed its product strategy and determined that several products including WindTunnel were no longer consistent with the Company's objectives. These efforts shifted resources toward developing and or refining core client/server and object oriented products consistent with the Company's objectives.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.5 million or 11% of revenue in the three months ended March 31, 1997 compared with $2.3 million or 15% of revenue in the comparable period of 1996. The $0.8 million or 35% decrease in 1997 expenses primarily reflects lower levels of staffing which were the result of the merger and the elimination of redundant positions.

     RESTRUCTURING AND OTHER COSTS. During the quarter ended March 31, 1997, the Company evaluated its restructuring reserve and determined that certain amounts provided for in previous restructuring actions were no longer required. As a result, the Company recorded a benefit of approximately $0.4 million.


     EFFECT OF INTERNATIONAL OPERATIONS ON INCOME (LOSS) FROM OPERATIONS

                                                  Three months ended March 31,
                                                  ----------------------------
                                                      1997             1996
                                                      ----             ----
          Income (loss) from operations
               United States                       $ 2,748          $(1,461)
               Italy                                    67              156
               United Kingdom                         (615)            (347)
               Rest of World                        (1,725)          (1,079)
                                                   -------          -------
                                                   $   475          $(2,731)

     In addition to factors listed above, the operations of the Company's international subsidiaries significantly affected results of operations in the three months ended March 31, 1997 and 1996.

     The income from operations -- United States and Rest of World -- increased to $1.0 million during the quarter ended March 31, 1997 from a loss of $2.5 million in the corresponding quarter of the prior year. The improved results are primarily attributable to actions taken by the Company in previous quarters to better align expenses with revenues and improved efficiencies gained in the merger with Cadre.

     The Company's Italian subsidiary reported income from operations of $0.1 million for the three months ended March 31, 1997 compared to $0.2 million in the corresponding period in the prior year principally due to lower than expected revenues from mature products.

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     The loss from operations in the Company's United Kingdom subsidiary increased 77% for the three months ended March 31, 1997 to $0.6 million compared to the corresponding period in the prior year principally due to lower license revenues associated with the aforementioned marketplace migration to client/server and object-oriented tools and consolidation of the Company's and Cadre's United Kingdom operations in connection with the merger.

     INTEREST EXPENSE, NET. Interest expense for the quarter ended March 31, 1997 decreased by $0.1 million compared to the same period of the prior fiscal year primarily due to lower interest rates on outstanding balances.

     PROVISION FOR INCOME TAXES. Due to the Company's recent history of operating losses and the existence of significant net operating loss carryforwards, the tax provision for the quarter ended March 31, 1997 is composed of foreign income and withholding taxes. The tax provision in the comparable quarter of the prior year is composed of foreign withholding taxes.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", which will require adoption during the year ended December 31, 1997. This statement specifies the computation, presentation and disclosure requirements of earnings per share. The Company is in the process of determining the effect of adoption of this statement on its consolidated financial statements and related disclosures.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company's principal source of liquidity included cash and cash equivalents aggregating $6.4 million and a secured bank line of credit in the amount of $5.0 million discussed below. Cash and cash equivalents increased by $2.3 million compared to December 31, 1996. For the quarter ended March 31, 1997, cash flows were principally affected by the private placement of Series B Preferred Stock, discussed below. The Company's principal long-term cash commitments are for office space and operating leases.

     On March 31, 1997, the Company had no material commitments for capital expenditures.

     On January 2, 1997, the Company raised approximately $3.0 million through the private placement of 150,000 shares of Series B Convertible Preferred Stock, designated from its "blank check" preferred stock. Each share of Series B Convertible Preferred Stock is entitled to earn dividends at a rate of 5% per annum, payable upon conversion, in cash or stock, at the option of the Company. Each share of Series B Convertible Preferred Stock is convertible into shares of Common Stock at a rate determined by the lower of the average quoted market price of the common stock for either (i) the ten trading days preceding the date of issuance or (ii) any five trading days during any period of thirty days before the conversion. In conjunction with the closing of the private placement, the Company issued warrants to purchase 350,000 shares of the Company's Common Stock at exercise prices ranging from 120% to 150% of the price set forth in clause (i) above and having varying expiration dates from three to five years. The shares of Common Stock underlying the Series B convertible Preferred stock and Warrants were registered pursuant to the terms of the registration rights agreement dated January 3, 1997.

     On November 6, 1996, the Company amended and restated its revolving credit agreement with a bank to borrow up to $5.0 million, to extend its term through October 4, 1997 and to amend certain of the financial and operating covenants and other provisions thereunder. In connection with the amendment, the Company issued to the bank a three year warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $4.25 per share. The loan is contingent upon meeting certain financial and operating covenants at the time of any borrowing and over the life of the loan. The loan is secured by all of the assets of the Company and any borrowing amounts are tied to a percentage of qualified accounts receivable outstanding at the time of any borrowing. The financial covenants, which were further amended on April 1, 1997, include the attainment of certain specified levels of consolidated net income (loss) at the end of each quarter, tangible net worth (generally defined as the excess of tangible net assets of the Company over total liabilities (excluding any outstanding redeemable preferred stock)) at the end of each quarter and month, and liquidity (generally defined as cash and cash equivalents plus eligible domestic accounts receivable and eligible

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

international accounts receivable less any indebtedness to the bank) at the end of each month. The Company was in compliance with all covenants as amended at March 31, 1997. At March 31, 1997, the borrowing base under the revolving credit agreement was approximately $4.2 million. The Company had approximately $2.8 million outstanding against the line of credit at March 31, 1997.

     On July 18, 1996, the Company completed its merger with Cadre of Providence, Rhode Island. In connection with the merger, the Company issued 4,716,442 shares of Cayenne common stock for all of the outstanding capital stock of Cadre. The transaction was accounted for as a pooling-of-interests for accounting purposes beginning in the transition period. The Company incurred a $6.3 million charge to operations during the transition period to reflect costs associated with combining the operations of the two companies, transaction fees, and other costs incident to the merger.

     Cash expenditures for restructuring activities were approximately $0.4 million during the quarter ended March 31, 1997. The Company currently estimates that cash expenditures for restructuring actions for the remainder of 1997 will be approximately $0.6 million. The Company believes that it has adequately provided for all restructuring actions taken to date.

     The Company anticipates that existing cash balances and funds generated from operations will provide sufficient cash resources to finance its current operations and projected capital expenditures through 1997. Thereafter, the Company's cash requirements will depend upon the results of future operations, including the impact of the Cadre acquisition, which cannot be foreseen. There can be no assurance that the Company will be able to meet its loan covenants, achieve its operating plan and sustain profitability, and failure to do so may have a material adverse impact on the Company's business and operations.


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

     The Company's future operating results are dependent on its ability to develop, produce, and market new and innovative products and services internally or through acquisitions including, without limitation, achieving product market acceptance of its client/server and object oriented products and services and maintaining relationships with software and hardware vendors and consultants. There are numerous risks inherent in this complex process, including rapid technological change the requirements that the Company bring to market in a timely fashion new products and services which meet customers' changing needs and the successful integration of products and services as a result of acquisitions.

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

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

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

         None.

Item 6.  Exhibits and Reports on Form 8-K

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

                    2.3(11) Agreement and Plan of Merger among Cayenne, B.C. Acquisition Corp. and Cadre Technologies Inc. dated as of March 25, 1996

                    3.1(1)2 Amendment to Restated Articles of Organization of Cayenne

                    3.2(2)      Restated Articles of Organization of Cayenne

                    3.3(1)      Amended and Restated By-Laws of Cayenne

                    3.4(14) Statement of Rights and Preferences of Series B Convertible Preferred Stock

                    4.1(1)      Specimen Certificate for Common Stock of Cayenne

                    4.2(8) Statement of Rights and Preferences of Series A Convertible Preferred Stock

                    4.3(8) Form of Warrant Agreement dated as of November 21, 1994 by and among Cayenne and purchasers of Series A Convertible Preferred Stock

                    4.4(7) Warrant Agreement dated as of October 28, 1994 by and between Cayenne and Silicon Valley Bank

                    4.5(14) Convertible Preferred Stock Purchase Agreement dated as of January 2, 1997 between the Company and Southbrook International Investments, Ltd.

                    4.6(14) Registration Rights Agreement dated as of January 2, 1997

                    4.7(14)     Form of Warrant Agreement dated as of January 2,
                                1997

                    4.8(14) Warrant Agreement dated as of December 20, 1996 between the Company and Silicon Valley Bank

                    10.1(1) General License and Maintenance Agreement dated January 30, 1987 between Cayenne and American Telephone & Telegraph Communications, Inc.

                    10.2(1)     Lease with New England Mutual Life Insurance
                                Company

                    10.3(3) Lease dated August 12, 1992 between Cayenne and Spaulding Investment Co.

                    10.4(2) Agreement for Partial Sale of Going Concern dated as of October 25, 1992 between Pro Systems and Cayenne France

                    10.5(2) Sale and Purchase Agreement relating to Cayenne Information Systems Limited, dated November 16, 1991, among Abacus Trustees (Jersey) Limited, Cayenne and others, as amended by Amendment Consent dated February 18, 1992

                    10.6(2) Agreement dated as of November 1, 1991, between Cayenne and Cayenne Italia S.r.1., as amended by letter dated December 9, 1991 and as further amended by amendment dated December 31, 1991

                    10.7(3)     Fiscal Year 1993 Bonus Pool Plan

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

                    10.23(14)   1997 Bonus Plan of Cayenne

                    10.24(13)   Amended 1996 Incentive and Nonqualified Stock
                                Option Plan

                    10.25       Calendar Year 1997 Bonus Pool of Cayenne

                    27.1        Financial Data Schedules

-------------

                1) Incorporated by reference to the exhibits filed with Cayenne's Registration Statement on Form S-1, File
                        No. 33-43401, as amended.
                2) Incorporated by reference to the exhibits filed with Cayenne's Registration Statement on Form S-1, File No. 33-45841, as amended.
                3) Incorporated by reference to the exhibits filed with Cayenne's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-19682.
                4) Incorporated by reference to the exhibit filed with Cayenne's Current Report on Form 8-K dated November 16, 1993, as amended.
                5) Incorporated by reference to Cayenne's Registration Statement on Form S-4, File No. 33-62650, as amended.
                6) Incorporated by reference to the exhibits filed with Cayenne's Quarterly Report on Form 10-Q dated May 13, 1994.
                7) Incorporated by reference to the exhibits filed with Cayenne's Quarterly Report on Form 10-Q dated November 11, 1994.
                8) Incorporated by reference to the exhibits filed with Cayenne's Quarterly Report on Form 10-Q dated February 13, 1995, as amended.
                9) Incorporated by reference to the exhibits filed with Cayenne's Annual Report on Form 10-K, as amended, for the year ended June 30, 1995, File No. 0-19682.
                10) Incorporated by reference to the exhibits filed with Cayenne's Quarterly Report on Form 10-Q dated February 13, 1996.
                11) Incorporated by reference to exhibits filed with Cayenne's Registration Statement on Form S-4, File No. 333-6087, as amended.
                12) Incorporated by reference to exhibits filed with Cayenne's Annual Report on Form 10-K dated September 27, 1996.
                13) Incorporated by reference to Cayenne's Proxy Statement dated November 20, 1996.
                14) Incorporated by reference to Cayenne's Annual Report on Form 10-K dated March 29, 1997.


(a) REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Cayenne Software, Inc.



Dated: May 15, 1997                         By:  /S/ Frederick H. Phillips
                                               ---------------------------
                                                 Frederick H. Phillips
                                                 Vice President, Finance and
                                                 Administration, Treasurer
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

--------------------------------------------------------------------------------

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



--------------------------------------------------------------------------------

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

EXHIBIT
NUMBER                                 DESCRIPTION                                    PAGE
------                                 -----------                                    ----
2.1(4)              Asset Purchase Agreement among CSI Acquisition Corporation,
                    Cayenne and Cooperative Solutions, Inc. dated November 16,
                    1993
2.2(5)              Agreement and Plan of Merger by and among Cayenne, BI
                    Acquisition Corp. and WindTunnel Software, Inc. dated April
                    27, 1993
2.3(11)             Agreement and Plan of Merger among Cayenne, B.C. Acquisition
                    Corp. and Cadre Technologies Inc. dated as of March 25, 1996
3.1(1)2             Amendment to Restated Articles of Organization of Cayenne
3.2(2)              Restated Articles of Organization of Cayenne
3.3(1)              Amended and Restated By-Laws of Cayenne
3.4(14)             Statement of Rights and Preferences of Series B Convertible
                    Preferred Stock
4.1(1)              Specimen Certificate for Common Stock of Cayenne
4.2(8)              Statement of Rights and Preferences of Series A Convertible
                    Preferred Stock
4.3(8)              Form of Warrant Agreement dated as of November 21, 1994 by and among Cayenne and purchasers of Series A Convertible
                    Preferred Stock
4.4(7)              Warrant Agreement dated as of October 28, 1994 by and
                    between Cayenne and Silicon Valley Bank
4.5(14)             Convertible Preferred Stock Purchase Agreement dated as of
                    January 2, 1997 between the Company and Southbrook
                    International Investments, Ltd.
4.6(14)             Registration Rights Agreement dated as of January 2, 1997
4.7(14)             Form of Warrant Agreement dated as of January 2, 1997
4.8(14)             Warrant Agreement dated as of December 20, 1996 between the
                    Company and Silicon Valley Bank
10.1(1)             General License and Maintenance Agreement dated January 30,
                    1987 between Cayenne and American Telephone & Telegraph
                    Communications, Inc.
10.2(1)             Lease with New England Mutual Life Insurance Company
10.3(3)             Lease dated August 12, 1992 between Cayenne and Spaulding
                    Investment Co.
10.4(2)             Agreement for Partial Sale of Going Concern dated as of
                    October 25, 1992 between Pro Systems and Cayenne France
10.5(2)             Sale and Purchase Agreement relating to Cayenne Information

                    Information Systems Limited, dated November 16, 1991, among
                    Abacus Trustees (Jersey) Limited, Cayenne and others, as
                    amended by Amendment Consent dated February 18, 1992
10.6(2)             Agreement dated as of November 1, 1991, between Cayenne and
                    Cayenne Italia S.r.1., as amended by letter dated December
                    9, 1991 and as further amended by amendment dated December
                    31, 1991
10.7(3)             Fiscal Year 1993 Bonus Pool Plan
10.8(1)             Amended and Restated 1986 Incentive and Nonqualified Stock
                    Option Plan of Cayenne 10.92 1992 Employee Stock Purchase
                    Plan
10.10(1)            Savings/Retirement Plan and Trust of Cayenne
10.11(6)            Employment Agreement dated as of January 1, 1994 by and
                    between Cayenne and Charles W. Bachman
10.12(6)            Employment Agreement dated as of August 4, 1993 by and
                    between Cayenne and Peter J. Boni
10.13(6)            1994 Bonus Pool Plan of Cayenne, as amended
10.14(7)            1995 Bonus Pool Plan of Cayenne, as amended.
10.15(7)            Revolving Credit Agreement and Warrant Agreement dated as of
                    October 28, 1994 by and between Cayenne and Silicon Valley
                    Bank
10.16(8)            Series A Convertible Preferred Stock Purchase Agreement
                    dated as of November 21, 1994 by and among Cayenne and
                    purchasers of Series A Convertible Preferred Stock
10.17(8)            Registration Rights Agreement dated as of November 21, 1994 by and among Cayenne and purchasers of Series A Convertible
                    Preferred Stock
10.18(9)            Form of Common Stock Purchase Agreement dated as of
                    September 15, 1995 by and among Cayenne and certain
                    purchasers of Common Stock
10.19(9)            Form of Registration Rights Agreement dated as of September
                    15, 1995 by and among Cayenne and certain purchasers of
                    Common Stock
10.20(10)           1996 Bonus Pool Plan of Cayenne
10.21(12)           Amendment No. 1 to Employment Agreement dated as of August
                    4, 1993 by and between Cayenne and Peter J. Boni
10.22(12)           Amended and Restated Revolving Credit Agreement dated as of
                    June 6, 1996 by and between Cayenne and Silicon Valley Bank
10.23(14)           1997 Bonus Plan of Cayenne
10.24(13)           Amended 1996 Incentive and Nonqualified Stock Option Plan
10.25               Calendar Year 1997 Bonus Pool of Cayenne
27.1                Financial Data Schedules

-------------

1) Incorporated by reference to the exhibits filed with Cayenne's Registration Statement on Form S-1, File No. 33-43401, as amended.

      2) Incorporated by reference to the exhibits filed with Cayenne's Registration Statement on Form S-1, File No. 33-45841, as amended.
      3) Incorporated by reference to the exhibits filed with Cayenne's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-19682.
      4) Incorporated by reference to the exhibit filed with Cayenne's Current Report on Form 8-K dated November 16, 1993, as amended.
      5) Incorporated by reference to Cayenne's Registration Statement on Form S-4, File No. 33-62650, as amended.
      6) Incorporated by reference to the exhibits filed with Cayenne's Quarterly Report on Form 10-Q dated May 13, 1994.
      7) Incorporated by reference to the exhibits filed with Cayenne's Quarterly Report on Form 10-Q dated November 11, 1994.
      8) Incorporated by reference to the exhibits filed with Cayenne's Quarterly Report on Form 10-Q dated February 13, 1995, as amended.
      9) Incorporated by reference to the exhibits filed with Cayenne's Annual Report on Form 10-K, as amended, for the year ended June 30, 1995, File No. 0-19682.
      10) Incorporated by reference to the exhibits filed with Cayenne's Quarterly Report on Form 10-Q dated February 13, 1996.
      11) Incorporated by reference to exhibits filed with Cayenne's Registration Statement on Form S-4, File No. 333-6087, as amended.
      12) Incorporated by reference to exhibits filed with Cayenne's Annual Report on Form 10-K dated September 27, 1996.
      13) Incorporated by reference to Cayenne's Proxy Statement dated November 20, 1996.
      14) Incorporated by reference to Cayenne's Annual Report on Form 10-K dated March 29, 1997.