Form 10-Q
period 1997-06-30
CAYENNE SOFTWARE INC
filed 1997-08-14
CIK 880229

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
    FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                         COMMISSION FILE NUMBER 0-19682
                         ------------------------------

                             CAYENNE SOFTWARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Massachusetts                                   04-2784044
    ------------------------------                       -------------------
    State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                    8 NEW ENGLAND EXECUTIVE PARK, BURLINGTON,
                    -----------------------------------------

            MASSACHUSETTS                                        01803
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                                 (617) 273-9003
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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



                                                   SHARES OUTSTANDING
             TITLE OF CLASS                        AT AUGUST 7, 1997
      ----------------------------                 ------------------
      Common Stock, $.01 par value                      18,806,755

                             CAYENNE SOFTWARE, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
    PART I   FINANCIAL INFORMATION

             Item 1. Financial Statements

             Consolidated Balance Sheets-
             as of June 30, 1997 and December 31, 1996                        3

             Consolidated Statements of Operations
             For the Three and Six Months Ended June 30, 1997 and 1996        4

             Consolidated Statements of Cash Flows
             For the Six Months Ended June 30, 1997 and 1996                  5

             Notes to Consolidated Financial Statements                       6

             Item 2. Management's Discussion and Analysis of Financial

             Condition and Results of Operations                              8

    PART II  OTHER INFORMATION

             Item 1. Legal Proceedings                                       15

             Item 6. Exhibits and Reports on Form 8-K                        15

             Signatures                                                      18

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             CAYENNE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 JUNE 30,          DECEMBER 31,
                                   ASSETS                                          1997                1996
                                                                                ---------           ---------
Current assets:
     Cash and cash equivalents ...............................................  $   4,091           $   4,150
     Trade accounts receivable, less allowance for sales returns and doubtful accounts of $635 and $820 at June 30, 1997 and
       December 31, 1996, respectively .......................................     12,960              13,320
     Prepaid expenses and other current assets ...............................      1,900               1,375
                                                                                ---------           ---------
          Total current assets ...............................................     18,951              18,845
Property and equipment, less accumulated depreciation and
  amortization ...............................................................      2,657               2,256
Capitalized software costs, less accumulated amortization of $346 and
  $266 at June 30, 1997 and December 31, 1996, respectively ..................        454                 534
Other assets .................................................................        634                 601
                                                                                ---------           ---------
Total assets .................................................................  $  22,696           $  22,236
                                                                                ---------           ---------
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Short term debt .........................................................  $   2,820           $   2,820
     Accounts payable ........................................................      2,543               2,363
     Accrued expenses ........................................................      1,152               1,422
     Accrued compensation and benefits .......................................      2,853               3,415
     Accrued restructuring costs .............................................        728               1,703
     Income and other taxes payable ..........................................      1,116                 909
     Obligations under capital lease .........................................        531                 561
     Deferred revenue ........................................................      9,956               9,592
                                                                                ---------           ---------
          Total current liabilities ..........................................     21,699              22,785
Obligations under capital lease ..............................................        324                 106
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
     Common stock $.01 par value per share; 52,400 shares authorized;
       18,783 and 17,695 shares issued and outstanding at June 30, 1997
       and December 31, 1996, respectively ...................................        188                 177
     Additional paid-in capital ..............................................    106,372             102,935
     Accumulated deficit .....................................................   (105,543)           (103,706)
     Accumulated translation adjustments .....................................       (344)                (61)
                                                                                ---------           ---------
     Stockholders' equity (deficit) ..........................................        673                (655)
                                                                                ---------           ---------
Total liabilities and stockholders' equity (deficit) .........................  $  22,696           $  22,236
                                                                                ---------           ---------

The accompanying notes are an integral part of the consolidated financial statements.

                             CAYENNE SOFTWARE, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS                   SIX MONTHS
                                                                         ENDED JUNE 30,                ENDED JUNE 30,
                                                                     ----------------------        ----------------------
                                                                       1997           1996           1997          1996
                                                                     --------       -------        -------        -------
Revenues:
     Software license ............................................   $ 3,819        $ 5,031        $ 8,890        $10,331
     Consulting and education services ...........................     2,408          3,106          4,911          6,452
     Maintenance .................................................     5,447          6,685         11,270         12,871
                                                                     -------        -------        -------        -------
          Total revenues .........................................    11,674         14,822         25,071         29,654
Costs and expenses:
Cost of revenues
     Cost of software licenses ...................................       563            669          1,141          1,758
     Cost of consulting and education services and maintenance....     2,198          2,924          4,317          5,866
Sales and marketing ..............................................     6,150          7,627         12,472         15,636
Research and development .........................................     2,782          3,220          5,599          6,491
General and administrative .......................................     1,636          1,908          3,097          4,160
Restructuring and other costs ....................................        --          1,125           (375)         1,125
                                                                     -------        -------        -------        -------
Total costs and expenses .........................................    13,329         17,473         26,251         35,036

(loss) from operations ...........................................    (1,655)        (2,651)        (1,180)        (5,382)
Interest expense, net ............................................        13             68            275            443
                                                                     -------        -------        -------        -------
(loss) before provision for income taxes .........................    (1,668)        (2,719)        (1,455)        (5,825)
Provision for income taxes .......................................       205            695            318            720
                                                                     -------        -------        -------        -------
Net (loss) .......................................................    (1,873)        (3,414)        (1,773)        (6,545)
Dividends on Series B Preferred Stock ............................        26             --             64             --
                                                                     -------        -------        -------        -------
(loss) applicable to common shares ...............................   $(1,899)       $(3,414)       $(1,837)       $(6,545)
                                                                     -------        -------        -------        -------
(loss) per common share:
          Net (loss) .............................................   $ (0.11)       $ (0.20)       $ (0.10)       $ (0.39)
Weighted average number of common and common equivalent
  shares outstanding .............................................    18,079         17,254         17,897         16,879
                                                                     -------        -------        -------        -------


The accompanying notes are an integral part of the consolidated financial statements.

                             CAYENNE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                     ----------------------------
                                                                                       1997                 1996
                                                                                     -------              -------
Cash flows from operating activities:
     Net loss ..................................................................     $(1,773)             $(6,545)
     Adjustments to reconcile net loss to net cash from operating activities:
          Depreciation and amortization ........................................         947                1,590
          Write-down of intangible asset .......................................          --                  986
     Changes in operating assets and liabilities
          Trade accounts receivable ............................................         360                5,149
          Prepaid expenses and other assets ....................................        (525)                (598)
          Accrued expenses .....................................................        (334)                (254)
          Accrued restructuring costs ..........................................        (975)                (934)
          Accounts payable .....................................................         180                 (594)
          Accrued compensation and benefits ....................................        (562)                 394
          Income and other taxes payable .......................................         207                  429
          Deferred revenue .....................................................         364                  635
                                                                                     -------              -------
Net cash provided by (used in) operating activities ............................      (2,111)                 258
Cash flows from investing activities:
          Purchases of property and equipment ..................................        (850)                (446)
          Proceeds from sale of property and equipment .........................          43                   56
                                                                                     -------              -------
Net cash used in investing activities ..........................................        (807)                (390)
Cash flows from financing activities:
          Proceeds from issuance of Preferred Stock and warrants, net ..........       2,965                   --
          Proceeds from issuance of common stock, net ..........................         274                1,029
          Proceeds from factoring agreement ....................................          --                9,195
          Proceeds from line of credit facility ................................          --                1,500
          Payments under factoring agreement ...................................          --               (7,471)
          Payments under line of credit facility ...............................          --               (2,480)
          Payments under capital lease obligations .............................        (179)                 (85)
                                                                                     -------              -------
Net cash provided by financing activities ......................................       3,060                1,688
Effect of foreign exchange rates on cash and cash equivalents ..................        (201)                 245
                                                                                     -------              -------
Net increase (decrease) in cash and cash equivalents ...........................         (59)               1,801
Cash and cash equivalents at beginning of period ...............................       4,150               12,889
                                                                                     -------              -------
Cash and cash equivalents at end of period .....................................     $ 4,091              $14,690
                                                                                     -------              -------

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

2. INCOME (LOSS) PER COMMON SHARE

    Income (loss) per common share is computed based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period except in loss periods. Dilutive common equivalent shares consist of warrants and stock options (calculated using the Treasury Stock Method) and have been excluded from the primary earnings per share calculation for all periods presented as they are antidilutive. Fully diluted and primary earnings per share are the same amounts for the three and six months ended June 30, 1997 and 1996, respectively.

3. BUSINESS COMBINATIONS

    On March 27, 1997, the Company acquired certain assets and liabilities of Multiquest Corporation ("Multiquest") in a transaction accounted for as a purchase. The Company acquired such assets and liabilities in exchange for 50,000 shares of the Company's common stock. The purchase price for Multiquest was approximately $209,000 based upon a stock price of $4.1875 per share (which approximated the fair market value of a share of the Company's common stock at the closing of the acquisition). The net tangible assets and liabilities of Multiquest acquired by the Company were insignificant. The purchase price was allocated to the fair value of the technology acquired and customer lists, and is being amortized over three years. The Company's results reflect the allocation of the purchase price in accordance with generally accepted accounting principles and the results of operations reflect the impact of the acquisition since the date of closing. The pro-forma results of Multiquest prior to the acquisition would be immaterial to the Company's reported results and are therefore not presented.

4. LINE OF CREDIT

    On November 6, 1996, the Company amended and restated its revolving credit agreement with a bank to borrow up to $5.0 million to extend its term through October 4, 1997 and to amend certain of the financial and operating covenants and other provisions thereunder. In connection with the amendment, the Company issued to the bank a three-year warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $4.25. The loan is contingent upon meeting certain financial and operating covenants at the time of any borrowing and over the life of the loan. The loan is secured by all of the assets of the Company and any borrowing amounts are tied to a percentage of qualified accounts receivable outstanding at the time of any borrowing. The financial covenants, which were further amended on April 1, 1997, include the attainment of certain specified levels of consolidated net income (loss) at the end of each quarter including profitability of $250,000 for the quarter ending June 30, 1997 and each quarter thereafter, and liquidity (generally defined as cash and cash equivalents plus eligible domestic accounts receivable and eligible international accounts receivable less any indebtedness to the bank) at the end of each month. The Company was in compliance with all covenants, as amended, except for the profitability covenant for which the Company obtained a waiver, at June 30, 1997. The borrowing base under the revolving credit agreement was approximately $2.5 million at June 30, 1997. The Company had approximately $2.8 million outstanding against the line of credit at June 30,
1997 and is currently working   to perfect certain international trade
receivables to resolve the short fall.

5. CAPITAL STOCK

    On January 2, 1997, the Company raised approximately $3.0 million through the private placement of 150,000 shares of Series B Convertible Preferred Stock, designated from its "blank check" preferred stock. Each share of Series B Convertible Preferred Stock is entitled to earn dividends at a rate of 5% per annum, payable upon conversion, in cash or stock, at the option of the Company. Each share of Series B Convertible Preferred Stock is convertible into shares of Common Stock at a rate determined by the lower of the average quoted market price of the common stock for either (i) the ten trading days preceding the date of issuance or (ii) any five trading days during any period of thirty days before the conversion. In conjunction with the closing of the private placement, the Company issued warrants to purchase 350,000 shares of the Company's Common Stock at exercise prices ranging from 120% to 150% of the price set forth in clause (i) above and having varying expiration dates from three to five years. The shares of Common Stock underlying the Series B convertible Preferred stock and Warrants were registered pursuant to the terms of the registration rights agreement dated January 3, 1997. These shares were fully converted into 937,500 shares of common stock on June 6, 1997.

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

8. SUBSEQUENT EVENTS

    On July 18, 1997, the Company raised approximately $2.0 million through the private placement of 100,000 shares of Series C Convertible Preferred Stock, designated from its "blank check" preferred stock. Each share of Series C Convertible Preferred Stock is entitled to earn dividends at a rate of 5% per annum, payable upon conversion, in cash or stock, at the option of the Company. Each share of Series C Convertible Preferred Stock is convertible into shares of Common Stock at a rate determined by the lower of the average quoted market price of the common stock for either (i) the ten trading days preceding the date of issuance or (ii) any five trading days during any period of thirty days before the conversion. In conjunction with the closing of the private placement, the Company issued warrants to purchase 233,332 shares of the Company's Common Stock at exercise prices ranging from 125% to 150% of the price set forth in clause (i) above and having varying expiration dates from three to five years. The shares of Common Stock underlying the Series C convertible Preferred stock and Warrants are subject to registration pursuant to the terms of the registration rights agreement dated July 18, 1997.

9. COMMITMENTS AND CONTINGENCIES

    The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

Cayenne has received correspondence from Esprit Systems Consulting, Inc. claiming that Cayenne's subsidiary, Cadre Technologies, Inc. is liable to Esprit for approximately $1.6 million under an extension to a contract for services to be rendered to Cadre. Cayenne believes that the claim is without merit because, among other things, the contract in question terminated without extension. The claim has not been asserted formally in arbitration or litigation, and no assurance can be given as to its future course or likely result.

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

    During the three and six months ended June 30, 1997, the Company's results reflect a continued product mix shift from its mature mainframe and structured analysis and design products to client/server and object-oriented solutions. As a result of the product mix shift, reduced sales of third party products and expense management during the three and six months ended June 30, 1997, gross margins rose to 76% and 78%, respectively. Worldwide revenues for the three and six months ended June 30, 1997 declined 21% and 15%, respectively over the comparable period of the prior year. Additionally, because the Company derives a significant portion of its business overseas, results were impacted by the rapid rise of dollar against many foreign currencies including the Italian Lira and German Mark. The Company remains actively engaged in building alternate channels such as value-added resellers ("VARs") and systems integrators worldwide to promote distribution through alternate channels which can leverage its expanded product offerings.

    On March 27, 1997, the Company acquired certain assets and liabilities of Multiquest Corporation ("Multiquest") in a transaction accounted for as a purchase. The Company acquired those assets and liabilities from Multiquest in exchange for 50,000 shares of the Company's common stock. The purchase price for Multiquest was approximately $209,000 based upon a stock price of $4.1875 (which approximated the fair market value of a share of the Company's common stock at the closing of the acquisition). The product acquired by the Company from Multiquest, Pepperseed (formerly named S-Case) provides users with a low priced, entry level object-oriented solution that is fully scaleable to its Object-Team product. The Company intends to market Pepperseed through its direct sales force, VARs, channel partners and the world wide web.

    On March 29, 1997, the Company sold certain of the assets and liabilities of its French subsidiary, Cayenne Software S.A.R.L., to Case Associates France S.A. ("Case"). Under the terms of the acquisition Case assumed Cayenne S.A.R.L.'s then remaining maintenance obligations to customers and certain other liabilities, acquired its customer list and certain personal property and entered into a distribution agreement with the Company to distribute its products in France. In connection with the transaction, the Company issued a warrant to purchase up to 20,000 shares of the Company's common stock at an exercise price of $4.32 per share to an affiliate of Case. The costs related to the transaction were immaterial.

    As the Company continues to expand its product offerings to provide customers a more open and flexible set of solutions aimed at the growing client/server and object-oriented market, it faces many challenges. The Company has addressed some of these challenges through the acquisition (the "Merger") of Cadre Technologies Inc. ("Cadre") which provides the Company with broader product offerings and a larger customer base from which to solicit new and additional business. Also, the Company has introduced additional products during the past three years through both internal development and acquisitions targeted at the client/server and object-oriented markets. The Company plans to continue to enhance its product offerings through development efforts, strategic alliances and acquisitions to improve its competitive position. The actions necessary to expand product offerings and reposition the Company have had an adverse effect on the Company's operating results during the first six months of 1997, and may continue to effect operating results throughout the remainder of 1997.

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

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

    The following table sets forth the amount of revenue derived by the Company, by geographic segment and source, for each period indicated ($000s):

                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                             ------------------     -----------------
                                                1997     1996         1997      1996
                                              -------  -------      -------   -------
SOFTWARE LICENSE
     United States..........................  $ 1,580  $ 2,680      $ 4,400   $ 4,949
     Italy..................................    1,201      429        1,908     1,578
     United Kingdom.........................      286    1,072          519     1,526
     Rest of World..........................      752      850        2,063     2,278
                                              -------  -------      -------   -------
                                                3,819    5,031        8,890    10,331
CONSULTING AND EDUCATION SERVICES
     United States..........................      665    1,045        1,371     2,305
     Italy..................................    1,455    1,759        2,854     3,449
     United Kingdom.........................      119      207          291       866
     Rest of World..........................      169       95          395      (168)
                                              -------  -------      -------   -------
                                                2,408    3,106        4,911     6,452
MAINTENANCE
     United States..........................    2,895    3,718        5,981     7,241
     Italy..................................      661      618        1,336       993
     United Kingdom.........................      818      922        1,715     1,865
     Rest of World..........................    1,073    1,427        2,238     2,772
                                              -------  -------      -------   -------
                                                5,447    6,685       11,270    12,871
          TOTAL.............................  $11,674  $14,822      $25,071   $29,654
                                              -------  -------      -------   -------

    SOFTWARE LICENSE. Software license revenue for the three and six months ended June 30, 1997 amounted to $3.8 million and $8.9 million, respectively compared to $5.0 million and $10.3 million in the comparable periods of 1996, a decrease of 24% and 14%, respectively. The decrease in license revenues during the three and six month periods reflect a continued product mix shift from the Company's mature mainframe and structured analysis and design products to client/server and object-oriented solutions. To date, growth in newer client/server and object-oriented product lines has been insufficient to offset reduced revenues from the Company's more mature Analyst and Teamwork family of products. Additionally, a reorganization of the Company's sales force during June 1997 resulted in a longer sales cycle for software licenses adversely effecting license revenue.

    Client/server and object-oriented products accounted for 52% and 58% of new license revenue for the three and six months ended June 30, 1997 compared to 40% and 35% for the comparable periods of the prior year. The Company expects this trend to continue during 1997 as client/server and object-oriented solutions continue to gain global acceptance and installed customers elect to follow market trends and migrate from mainframe and structured analysis and design tools to client/server and object-oriented solutions. License revenues in the United States declined by 41% and 11% due to the aforementioned product mix shift and reorganization of the Company's sales force. License revenue in Italy increased by 180% and 21% primarily due to several large orders received in June of 1997. License revenues from the Company's United Kingdom subsidiary declined 73% and 66% due to changes in the Company's management team related to the consolidation of the Company's and Cadre's United Kingdom operations in connection with the merger, lower demand for mature products and a longer sales cycle.

CONSULTING AND EDUCATION SERVICES. Consulting and education revenue for the three and six months ended June 30, 1997 amounted to $2.4 million and $4.9 million, respectively compared to $3.1 million and $6.5 million for the comparable periods of the prior year, a decrease of 22% and 24%, respectively. The decrease in consulting and education services revenue during the three and six month periods reflects lower demand for these services as revenues tend to follow the trend of software license revenue. Consulting and education revenue in United States decreased by 36% and 41% due to lower demand and reduced staffing in this area. Revenues in Italy decreased by 17% in both periods primarily due to the expiration of several long term consulting contracts in the comparable periods of 1996. Consulting and education revenue in the United Kingdom decreased by 43% and 66% due to lower demand and staffing in these areas.

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

    MAINTENANCE. Maintenance revenue for annual maintenance contracts is deferred and recognized ratably over the term of the agreement. Maintenance revenue for the three and six months ended June 30, 1997 amounted to $5.4 million and $11.3 million, respectively compared to $6.7 million and $12.9 million for the comparable periods of the prior year, a decrease of 19% and 12%, respectively. Maintenance revenue in the United States declined by 22% and 17% due to the aforementioned market place migration to client/server and object-oriented tools and fewer customers renewing their maintenance contracts on mainframe and structured analysis and design tools. Maintenance revenue in Italy increased by 7% and 35% primarily due to increased penetration of international markets in the prior year combined with an increased portion of the customer base that renewed maintenance contracts. Maintenance revenue in the United Kingdom declined by 11% and 8% primarily due to declines in new license revenue and fewer customers renewing their maintenance contracts on mainframe and structured analysis and design tools.

COSTS AND EXPENSES

    The following table sets forth the amount of expense by category for the periods indicated ($000s):




                                                         THREE MONTHS         SIX MONTHS
                                                         ENDED JUNE 30,      ENDED JUNE 30,
                                                        ----------------   -----------------
                                                          1997    1996       1997     1996
                                                        -------  -------   -------   -------
Cost of revenues:
  Cost of software licenses...........................  $   563  $   669   $ 1,141   $ 1,758
  Cost of consulting, education and maintenance.......    2,198    2,924     4,317     5,866
                                                        -------  -------   -------   -------
  Total cost of revenues..............................    2,761    3,593     5,458     7,624
Sales and marketing...................................    6,150    7,627    12,472    15,636
Research and development..............................    2,782    3,220     5,599     6,491
General and administrative............................    1,636    1,908     3,097     4,160
Restructuring and other costs.........................       --    1,125      (375)    1,125
                                                        -------  -------    -------  -------
Total costs and expenses..............................  $13,329  $17,473    $26,251  $35,036
                                                        -------  -------    -------  -------

    COST OF REVENUE. The Company's cost of software licenses includes product packaging, documentation, media and royalties to third parties, as well as the amortization of capitalized software development costs. Costs of consulting and education services and maintenance includes personnel, travel and occupancy costs connected with providing such services.

    Cost of software licenses were $0.6 million and $1.1 million or 5% of revenue for the three and six months ended June 30, 1997 compared with $0.7 million and $1.8 million or 5% and 6% of revenue in the comparable periods of 1996. The decrease in 1997 expenses reflects reduced sales of third party products for which the Company pays a royalty to resell as well as reduced manufacturing costs consistent with reduced revenues. Additionally, amortization related to WindTunnel was $0 during the three and six months ended June 30, 1997 as compared to $0.1 million and $0.2 million in the comparable periods of the prior year. This reduction is directly related to the Company's determination in June 1996 that the WindTunnel product was no longer consistent with the Company's objectives.

    Cost of consulting, education and maintenance was $2.2 million and $4.3 million or 19% and 17% of revenue in the three and six months ended June 30,1997 compared with $2.9 million and $5.9 million or 20% of revenue in the comparable periods of 1996. The decrease in 1997 expenses is primarily attributable to reduced staffing levels as a result of company efforts to better align staffing with demand, attrition and the merger.

    SALES AND MARKETING. Sales and marketing expenses were $6.2 million and $12.5 million or 53% and 50% of revenue in the three and six months ended June 30, 1997 compared with $7.6 million and $15.6 million or 51% and 53% of revenue in the comparable periods of 1996. The decrease in 1997 expenses primarily reflects reduced staffing in North America and international subsidiary operations as a result of attrition and the merger.

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

    RESEARCH AND DEVELOPMENT. Research and development expenses were $2.8 million and $5.6 million or 24% and 22% of revenue in the three and six months ended June 30, 1997 compared with $3.2 million and $6.5 million or 22% of revenue in the comparable periods of 1996. The decrease in 1997 expenses primarily reflects reduced staffing as a result of attrition and the merger. Additionally, during June of 1996, the Company reviewed its product strategy and determined that several products including WindTunnel were no longer consistent with the Company's objectives. These efforts shifted resources toward developing and or refining core client/server and object oriented products consistent with the Company's objectives.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.6 million and $3.1 million or 14% and 12% of revenue in the three and six months ended June 30, 1997 compared with $1.9 million and $4.2 million or 13% and 14% of revenue in the comparable periods of 1996. The decrease in 1997 expenses primarily reflects lower levels of staffing which were the result of the merger and the elimination of redundant positions.

    RESTRUCTURING AND OTHER COSTS. During the quarter ended March 31, 1997, the Company evaluated its restructuring reserve and determined that certain amounts provided for in previous restructuring actions were no longer required. As a result, the Company recorded a benefit of approximately $0.4 million. During June of 1996, in conjunction with the contemplated merger between Cayenne and Cadre, the Company reviewed its product strategy and determined that several products including WindTunnel were no longer consistent with the Company's objectives. Accordingly the company evaluated the net realizable value of the related intangible assets and recorded a charge of approximately $1.1 million principally related to the write-off of the intangible assets acquired as part of its acquisition of WindTunnel Software, Inc.

    EFFECT OF INTERNATIONAL OPERATIONS ON INCOME (LOSS) FROM OPERATIONS

                                            THREE MONTHS                 SIX MONTHS
                                            ENDED JUNE 30,              ENDED JUNE 30,
                                         -------------------       -----------------------
                                           1997       1996           1997           1996
                                         --------   --------       --------       --------
Income (loss) from operations:
    United States.....................   $ 1,408    $ 1,273        $ 4,156        $  (189)
    Italy............................       (540)    (1,161)          (473)          (981)
    United Kingdom...................       (547)      (292)        (1,162)          (615)
    Rest of World....................     (1,976)    (2,471)        (3,701)        (3,597)
                                         --------   --------       --------       --------
                                         $(1,655)   $(2,651)       $(1,180)       $(5,382)

    In addition to factors listed above, the operations of the Company's international subsidiaries significantly affected results of operations in the three and six months ended June 30, 1997 and 1996.

    The income (loss) from operations -- United States and Rest of World -- improved to $(0.6) million and $0.5 million during the three and six months ended June 30, 1997 from $(1.2) million and $(3.8) million in the corresponding periods of the prior year. The improved results are primarily attributable to actions taken by the Company in previous quarters to better align expenses with revenues and improved efficiencies gained in the merger with Cadre.

    The Company's Italian subsidiary reported a loss from operations of $(0.5) million for the three and six months ended June 30, 1997 compared to losses of $(1.2) million and $(1.0) million in the corresponding periods in the prior year principally due several large orders received in June 1997.

    The loss from operations in the Company's United Kingdom subsidiary increased to $(0.5) million and $(1.2) million for the three and six months ended June 30, 1997 from $(0.3) million and $(0.6) million in the corresponding periods in the prior year. The increase was principally due to lower license revenues associated with the aforementioned marketplace migration to client/server and object-oriented tools and changes in the Company's management team related to the consolidation of the Company's and Cadre's United Kingdom operations in connection with the merger.

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

    INTEREST EXPENSE, NET. Interest expense for the three and six months ended June 30, 1997 decreased by $0.1 million and $0.2 million compared to the same period of the prior fiscal year primarily due to lower interest rates on outstanding balances.

    PROVISION FOR INCOME TAXES. Due to the Company's recent history of operating losses and the existence of significant net operating loss carryforwards, the tax provision for the three and six months ended June 30, 1997 and 1996 is primarily composed of foreign income and withholding taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents aggregating $4.1 million and a secured bank line of credit in the amount of $5.0 million discussed below. Cash and cash equivalents were principally unchanged compared to December 31, 1996. For the six months ended June 30, 1997, cash flows were principally affected by the loss from operations and capital spending related to the implementation of a new worldwide information system. This spending was offset by the private placement of Series B Preferred Stock, discussed below. The Company's principal long-term cash commitments are for office space and operating leases. The lease for the Company's executive offices, principal research and development facilities, and headquarter operations expires on October 31, 1997. The Company is actively engaged in negotiations to secure suitable space.

    On June 30, 1997, the Company had a commitment of approximately $1.0 million related to the implementation of a new worldwide information system. The Company plans to introduce the system in phases commencing in August of 1997 and scheduled for completion in early 1998. The Company has no other material commitments for capital expenditures.

    On January 2, 1997, the Company raised approximately $3.0 million through the private placement of 150,000 shares of Series B Convertible Preferred Stock, designated from its "blank check" preferred stock. Each share of Series B Convertible Preferred Stock is entitled to earn dividends at a rate of 5% per annum, payable upon conversion, in cash or stock, at the option of the Company. Each share of Series B Convertible Preferred Stock is convertible into shares of Common Stock at a rate determined by the lower of the average quoted market price of the common stock for either (i) the ten trading days preceding the date of issuance or (ii) any five trading days during any period of thirty days before the conversion. In conjunction with the closing of the private placement, the Company issued warrants to purchase 350,000 shares of the Company's Common Stock at exercise prices ranging from 120% to 150% of the price set forth in clause (i) above and having varying expiration dates from three to five years. The shares of Common Stock underlying the Series B convertible Preferred stock and Warrants were registered pursuant to the terms of the registration rights agreement dated January 3, 1997. These shares were fully converted into 937,500 shares of Common Stock on June 6, 1997.

On July 18, 1997, the Company raised approximately $2.0 million through the private placement of 100,000 shares of Series C Convertible Preferred Stock, designated from its "blank check" preferred stock. Each share of Series C Convertible Preferred Stock is entitled to earn dividends at a rate of 5% per annum, payable upon conversion, in cash or stock, at the option of the Company. Each share of Series C Convertible Preferred Stock is convertible into shares of Common Stock at a rate determined by the lower of the average quoted market price of the common stock for either (i) the ten trading days preceding the date of issuance or (ii) any five trading days during any period of thirty days before the conversion. In conjunction with the closing of the private placement, the Company issued warrants to purchase 233,332 shares of the Company's Common Stock at exercise prices ranging from 125% to 150% of the price set forth in clause (i) above and having varying expiration dates from three to five years. The shares of Common Stock underlying the Series C convertible Preferred stock and Warrants are subject to registration pursuant to the terms of the registration rights agreement dated July 18, 1997.

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

On November 6, 1996, the Company amended and restated its revolving credit agreement with a bank to borrow up to $5.0 million, to extend its term through October 4, 1997 and to amend certain of the financial and operating covenants and other provisions thereunder. In connection with the amendment, the Company issued to the bank a three year warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $4.25 per share. The loan is contingent upon meeting certain financial and operating covenants at the time of any borrowing and over the life of the loan. The loan is secured by all of the assets of the Company and any borrowing amounts are tied to a percentage of qualified accounts receivable outstanding at the time of any borrowing. The financial covenants, which were further amended on April 1, 1997, include the attainment of certain specified levels of consolidated net income (loss) at the end of each quarter, including profitability of $250,000 for the quarter ending June 30, 1997 and each quarter thereafter, and liquidity (generally defined as cash and cash equivalents plus eligible domestic accounts receivable and eligible international accounts receivable less any indebtedness to the bank)
at the end of each month. The Company was in compliance with all covenants, as amended, except for the profitability covenant for which the Company obtained a waiver, at June 30, 1997. At June 30, 1997, the borrowing base under the revolving credit agreement was approximately $2.5 million. The Company had approximately $2.8 million outstanding against the line of credit at June 30,
1997 and is currently working   to perfect certain international trade
receivables to resolve the shortfall.

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

    Cash expenditures for restructuring activities were approximately $0.2 million and $0.6 million during the three and six months ended June 30, 1997. The Company currently estimates that cash expenditures for restructuring actions for the remainder of 1997 will be approximately $0.4 million. The Company believes that it has adequately provided for all restructuring actions taken to date.

    The Company anticipates that existing cash balances combined with funds generated from operations and the previously discussed private placement which closed on July 18, 1997, will provide sufficient cash resources to finance its current operations and projected capital expenditures through 1997. The Company expects to renew or renegotiate its revolving credit agreement that expires on October 4, 1997. In addition, the Company is currently seeking additional sources of funding. Thereafter, the Company's cash requirements will depend upon the results of future operations, including the impact of the Cadre acquisition, which cannot be foreseen. There can be no assurance that the Company will be able to meet its loan covenants, secure additional funding, achieve its operating plan and sustain profitability, and failure to do so may have a material adverse impact on the Company's business and operations.

    The Company has been notified by The Nasdaq Stock Market, Inc. that it is not in compliance with the net tangible asset requirement for continued listing on the Nasdaq National Market. The Company has been given terms which include raising additional equity, with which it must comply. If the Company is not successful, its stock will be listed under the Nasdaq SmallCap Market. The Company intends to meet this requirement by raising additional equity.

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

ITEM 1. LEGAL PROCEEDINGS

    Cayenne has received correspondence from Esprit Systems Consulting, Inc. claiming that Cayenne's subsidiary, Cadre Technologies, Inc. is liable to Esprit for approximately $1.6 million under an extension to a contract for services to be rendered to Cadre. Cayenne believes that the claim is without merit because, among other things, the contract in question terminated without extension. The claim has not been asserted formally in arbitration or litigation, and no assurance can be given as to its future course or likely result.

    The Company is not aware of any other material litigation or claim pending or threatened against the Company or any of its subsidiaries.

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

                     PART II. OTHER INFORMATION (CONTINUED)

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

                     PART II. OTHER INFORMATION (CONTINUED)

--------------------------------------------------------------------------------

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

                                    CAYENNE SOFTWARE, INC.

DATED: August 14, 1997              BY: /S/ Frederick H. Phillips
                                        ----------------------------------------
                                        Frederick H. Phillips
                                        Vice President, Finance and
                                        Administration, Treasurer
                                        and Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

               ---------------------------------------------------


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

                          QUARTERLY REPORT ON FORM 10-Q

                         -------------------------------

                             CAYENNE SOFTWARE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               ---------------------------------------------------

(a)  REPORTS ON FORM 8-K:

     None.

EXHIBIT
-------
NUMBER            DESCRIPTION                                               PAGE
-------           -----------                                               ----

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