Form 10-Q
period 1997-09-30
CAYENNE SOFTWARE INC
filed 1997-11-14
CIK 880229

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM TO


                         COMMISSION FILE NUMBER 0-19682
                         ------------------------------


                             CAYENNE SOFTWARE, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)



                 MASSACHUSETTS                              04-2784044
         -------------------------------                -------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)


                    8 NEW ENGLAND EXECUTIVE PARK, BURLINGTON,
                    -----------------------------------------


               MASSACHUSETTS                                  01803
   -------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)


                                 (781) 273-9003
                                 --------------
              (Registrant's telephone number, including area code)


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



                                                          SHARES OUTSTANDING
       TITLE OF CLASS                                     AT NOVEMBER 3, 1997
  ----------------------------                            -------------------
  Common Stock, $.01 par value                                 18,900,729

                             CAYENNE SOFTWARE, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                              TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
    PART I   FINANCIAL INFORMATION

             Item 1. Financial Statements

             Consolidated Balance Sheets-
             as of September 30, 1997 and December 31, 1996                   3

             Consolidated Statements of Operations
             For the Three and Nine Months Ended September 30, 1997 and 1996  4

             Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1997 and 1996            5

             Notes to Consolidated Financial Statements                       6

             Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9

    PART II  OTHER INFORMATION

             Item 1. Legal Proceedings                                       17

             Item 4 Submission of Matters to a Vote of Security Holders      17

             Item 6. Exhibits and Reports on Form 8-K                        17

             Signatures                                                      18


                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             CAYENNE SOFTWARE, INC.


                                               CONSOLIDATED BALANCE SHEETS

                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   SEPTEMBER 30          DECEMBER 31
                                ASSETS                                                                 1997                 1996
------------------------------------------------------------------------------------------         ------------          -----------
Current assets:
     Cash and cash equivalents ...........................................................           $  10,212            $   4,150
     Trade accounts receivable, less allowance for sales returns and doubtful accounts of $535 and $820 at
       September 30, 1997 and December 31, 1996, respectively ............................              10,400               13,320
     Prepaid expenses and other current assets ...........................................               1,790                1,375
                                                                                                     ---------            ---------
          Total current assets ...........................................................              22,402               18,845
Property and equipment, less accumulated depreciation and
  amortization ...........................................................................               2,558                2,256
Capitalized software costs, less accumulated amortization of
  $386 and $266 at September 30, 1997 and December 31, 1996,
  respectively ...........................................................................                 414                  534
Other assets .............................................................................                 526                  601
                                                                                                     ---------            ---------
Total assets .............................................................................           $  25,900            $  22,236
                                                                                                     ---------            ---------
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Short term debt .....................................................................           $   2,559            $   2,820
     Accounts payable ....................................................................               1,624                2,363
     Accrued expenses ....................................................................                 851                1,422
     Accrued compensation and benefits ...................................................               2,973                3,415
     Accrued restructuring costs .........................................................                 474                1,703
     Income and other taxes payable ......................................................                 740                  909
     Obligations under capital lease .....................................................                 384                  561
     Deferred revenue ....................................................................               8,275                9,592
                                                                                                     ---------            ---------
          Total current liabilities ......................................................              17,880               22,785
Obligations under capital lease ..........................................................                 258                  106
Commitment and contingencies (Note 8)
Stockholders' equity (deficit):
     Series C Convertible Preferred stock, $1.00 par value per share; 150 shares authorized; 100 and 0 shares issued and outstanding at September 30, 1997
       and December 31, 1996, respectively ...............................................                 100                 --
     Series D Convertible Preferred stock, $1.00 par value per share; 300 shares authorized; 250 and 0 shares issued and outstanding at September 30, 1997
       and December 31, 1996, respectively ...............................................                 250                 --
     Common stock $.01 par value per share; 52,400 shares  authorized;
       18,807 and 17,695 shares issued and outstanding at September 30, 1997
       and December 31, 1996, respectively ...............................................                 188                  177
     Additional paid-in capital ..........................................................             113,029              102,935
     Accumulated deficit .................................................................            (105,523)            (103,706)
     Accumulated translation adjustments .................................................                (282)                 (61)
                                                                                                     ---------            ---------
     Stockholders' equity (deficit) ......................................................               7,762                 (655)
                                                                                                     ---------            ---------
Total liabilities and stockholders' equity (deficit) .....................................           $  25,900            $  22,236
                                                                                                     ---------            ---------

The accompanying notes are an integral part of the consolidated financial statements.



                                    CAYENNE SOFTWARE, INC.

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                THREE MONTHS              NINE MONTHS
                                                             ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                             -------------------      -------------------

                                                             1997         1996         1997        1996
                                                            -------      -------      -------     -------

  Revenues:
    Software license....................................    $ 4,514      $ 4,180      $13,404     $ 14,511
    Consulting and education services...................      1,919        2,164        6,830        8,616
    Maintenance.........................................      4,915        6,854       16,185       19,725
                                                            -------      -------      -------     --------
       Total revenues...................................     11,348       13,198       36,419       42,852
  Costs and expenses:
  Cost of revenues
    Cost of software licenses...........................        274          812        1,415        2,570
    Cost of consulting and education services and
     maintenance........................................      1,889        2,467        6,206        8,333
  Sales and marketing...................................      5,140        5,812       17,612       21,448
  Research and development..............................      2,310        2,778        7,909        9,269
  General and administrative............................      1,368        1,775        4,465        5,935
  Restructuring and other costs.........................         --        6,300         (375)       7,425
                                                            -------      -------      -------     --------
  Total costs and expenses..............................     10,981       19,944       37,232       54,980
  Income (loss) from operations.........................        367       (6,746)        (813)     (12,128)
  Interest expense, net.................................        169           65          444          508
                                                            -------      -------      -------     --------
  Income (loss) before provision for income taxes.......        198       (6,811)      (1,257)     (12,636)
  Provision for income taxes............................        137           49          455          769
                                                            -------      -------      -------     --------
  Net income (loss).....................................         61       (6,860)      (1,712)     (13,405)
  Dividends on  Preferred Stock.........................         41           --          105           --
                                                            -------      -------      -------     --------
  Income (loss) applicable to common shares.............    $    20      $(6,860)     $(1,817)    $(13,405)
                                                            -------      -------      -------     --------
  Income (loss) per common share:
       Net income (loss)................................    $  0.00      $ (0.39)     $ (0.10)    $  (0.79)
  Weighted average number of common and common
  equivalent shares outstanding.........................     18,886       17,509       18,202       17,053
                                                            -------      -------      -------     --------


The accompanying notes are an integral part of the consolidated financial statements.



                             CAYENNE SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               1997           1996
                                                                               ----           ----
Cash flows from operating activities:
  Net loss ............................................................      $(1,712)     $(13,405)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization ...................................        1,390         2,236
      Write-down of intangibles asset .................................                        986
  Changes in operating assets and liabilities
      Trade accounts receivable .......................................        2,920         6,994
      Prepaid expenses and other assets ...............................         (415)          (32)
      Accrued expenses ................................................         (676)         (470)
      Accrued restructuring costs .....................................       (1,229)        1,335
      Accounts payable ................................................         (739)       (1,275)
      Accrued compensation and benefits ...............................         (442)         (105)
      Income and other taxes payable ..................................         (169)         (284)
      Deferred revenue ................................................       (1,317)       (1,317)
                                                                             -------      --------
Net cash used in operating activities .................................       (2,389)       (5,337)
Cash flows from investing activities:
      Purchases of property and equipment .............................       (1,075)         (900)
      Proceeds from sale of property and equipment ....................           43            56
                                                                             -------      --------
Net cash used in investing activities .................................       (1,032)         (844)
Cash flows from financing activities:
      Proceeds from issuance of Preferred Stock and warrants, net .....        9,940           472
      Proceeds from issuance of common stock, net .....................          306         1,228
      Proceeds from factoring agreement ...............................           --         9,275
      Proceeds from line of credit facility ...........................           --         2,821
      Proceeds from payment of employee loan ..........................           --           200
      Payments under factoring agreement ..............................           --        (9,902)
      Payments under line of credit facility ..........................         (261)       (2,480)
      Payments under capital lease obligations ........................         (557)         (221)
                                                                             -------      --------
Net cash provided by financing activities .............................        9,428         1,393
Effect of foreign exchange rates on cash and cash equivalents .........           55           655
                                                                             -------      --------
Net increase and (decrease) in cash and cash equivalents ..............        6,062        (4,133)
Cash and cash equivalents at beginning of period ......................        4,150        12,889
                                                                             -------      --------
Cash and cash equivalents at end of period ............................      $10,212      $  8,756
                                                                             -------      --------


The accompanying notes are an integral part of the consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the transition period ended December 31, 1996

2. INCOME (LOSS) PER COMMON SHARE

     Income (loss) per common share is computed based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period except in loss periods. Dilutive common equivalents shares consist of warrants and stock options (calculated using the Treasury Stock method). For the three months ended September 30, 1997 there were 86,227 shares included in dilutive common share equivalents. For the nine months ended September 30, 1997 and the three and nine months ended September 30, 1996 common equivalent shares are excluded from primary earnings per share calculation as they are antidilutive. Fully diluted and primary earnings per share are the same amounts for the three and nine months ended September 30, 1997 and 1996, respectively.


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

4. LINE OF CREDIT

     On November 6, 1996, the Company amended and restated its revolving credit agreement with a bank to borrow up to $5.0 million, to extend its term through October 4, 1997, and to amend certain of the financial and operating covenants and other provisions thereunder. In connection with the amendment, the Company issued to the bank a three-year warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $4.25. The loan is contingent upon meeting certain financial and operating covenants at the time of any borrowing and over the life of the loan. The loan is secured by all of the assets of the Company and any borrowing amounts are tied to a percentage of qualified accounts receivable outstanding at the time of any borrowing. The financial covenants, which were further amended on April 1, 1997, include the attainment of certain specified levels of consolidated net income (loss) at the end of each quarter, including profitability of $250,000 for the quarter ending June 30, 1997 and each quarter thereafter, and liquidity (generally defined as cash and cash equivalents plus eligible domestic accounts receivable and eligible international accounts receivable less any indebtedness to the bank) at the end of each month. The Company was in compliance with all covenants, as amended, except for the profitability covenant for which the Company obtained a waiver, at September 30, 1997. The borrowing base under the revolving credit agreement was approximately $3.3 million at September 30, 1997 with approximately $2.6 million outstanding against the line of credit at September 30, 1997.

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

On July 18, 1997, the Company raised approximately $2.0 million through the private placement of 100,000 shares of Series C Convertible Preferred Stock, designated from its "blank check" preferred stock. Each share of Series C Convertible Preferred Stock is entitled to earn dividends at a rate of 5% per annum, payable upon conversion, in cash or stock, at the option of the Company. Each share of Series C Convertible Preferred Stock is convertible into shares of Common Stock at a rate determined by the lower of the average quoted market price of the common stock for either (i) the ten trading days preceding the date of issuance or (ii) any five trading days during any period of thirty days before the conversion. In conjunction with the closing of the private placement, the Company issued warrants to purchase 233,332 shares of the Company's Common Stock at exercise prices ranging from 125% to 150% of the price set forth in clause (i) above and having varying expiration dates from three to five years. The shares of Common Stock underlying the Series C convertible Preferred stock and Warrants were registered pursuant to the terms of the registration rights agreement dated July 18, 1997.

On August 28, 1997, the Company raised approximately $5.0 million through the private placement of 250,000 shares of Series D Convertible Preferred Stock, designated from its "blank check" preferred stock. Each share of Series D Convertible Preferred Stock is entitled to earn dividends at a rate of 5% per annum, payable upon conversion, in cash or stock, at the option of the Company. Each share of Series D Convertible Preferred Stock is convertible into shares of Common Stock at a rate determined by the lower of the average quoted market price of the common stock for either (i) the ten trading days preceding the date of issuance or (ii) any five trading days during any period of thirty days before the conversion. In conjunction with the closing of the private placement, the Company issued warrants to purchase 583,332 shares of the Company's Common Stock at exercise prices ranging from 125% to 150% of the price set forth in clause (i) above and having varying expiration dates from three to five years. The shares of Common Stock underlying the Series D convertible Preferred stock and Warrants were registered pursuant to the terms of the registration rights agreement dated August 28, 1997.

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

8. COMMITMENT AND CONTINGENCIES

     The company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially effect the financial position of the Company.

     Cayenne has received from Esprit Systems Consulting, Inc. a Notice of Intent to Arbitrate, claiming that Cayenne is liable to Esprit for approximately $1.6 million under an extension to a contract for services to be rendered to Cadre. Cayenne believes that the claim is without merit because, among other things, the contract in question terminated without extension. However, there can be no assurance as to the claim's future course or likely result.

9. SUBSEQUENT EVENTS

     On November 3, 1997, the Company amended and restated its revolving credit agreement with a bank to borrow up to $5.0 million, to extend its term through October 5, 1998 and to amend certain of the financial and operating covenants and other provisions thereunder. The loan is contingent upon meeting certain financial and operating covenants at the time of any borrowing and over the life of the loan. The loan is secured by all of the assets of the Company and any borrowing amounts are tied to a percentage of qualified accounts receivable outstanding at the time of any borrowing. The financial covenants, which were amended, include a monthly minimum net worth covenant of $5.5 million and liquidity (generally defined as cash and cash equivalents plus eligible domestic accounts receivable and eligible international accounts receivable less any indebtedness to the bank) at the end of each month. The Company was in compliance with the covenants as of September 30, 1997.

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

     During the three and nine months ended September 30, 1997, the Company's revenue decreased $1.8 million and $6.4 million, respectively. Revenue from Cayenne's mature products declined year-over-year; this includes revenue from mainframe (OS2) and UNIX-based structured analysis and design products. New license revenue derived from (client/server) Windows based and object oriented solutions accounted for 57% and 64% of the Company's license revenue for the three and nine months ended September 30, 1997 compared to 43% and 41% from the comparable periods of a year ago. Reduced sale of third party products and consulting and education services, which have lower profit margins, and expense management during the three and nine months ended September 30, 1997, resulted in improved gross margins. Continued efforts to reduce costs and operating expenses resulted in a decrease of 20% and 21% excluding restructuring charges from the three and nine months periods of a year ago. The company was at breakeven for the quarter while recording a loss of $1.7 million for the nine months ending September 30, 1997. Since the Company derives a significant portion of its business overseas, the Company's results continue to be impacted by the strong dollar. The Company continues to invest heavily in its object-oriented and (client/server) Windows based products. In addition, the Company is actively engaged in building alternate channels such as value-added resellers ("VARs") and systems integrators worldwide to promote distribution through alternate channels which can leverage its expanded product offerings.

     On March 27, 1997, the Company acquired certain assets and liabilities of Multiquest Corporation ("Multiquest") in a transaction accounted for as a purchase. The Company acquired those assets and liabilities from Multiquest in exchange for 50,000 shares of the Company's common stock. The purchase price for Multiquest was approximately $209,000 based upon a stock price of $4.1875 (which approximated the fair market value of a share of the Company's common stock at the closing of the acquisition). The product acquired by the Company from Multiquest, Pepperseed (formerly named S-Case) provides users with a low priced, entry level object-oriented solution that is fully scaleable to the Company's Object-Team product. The Company intends to market Pepperseed through its direct sales force, VARs, channel partners and on the world wide web.

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

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     As the Company continues to expand its product offerings to provide customers a more open and flexible set of solutions aimed at the growing (client server) Windows and object-oriented market, it faces many challenges. The Company has addressed some of these challenges through the acquisition (the "Merger") of Cadre Technologies Inc. ("Cadre") which provides the Company with broader product offerings and a larger customer base from which to solicit new and additional business. Also, the Company has introduced additional products during the past three years through both internal development and acquisitions targeted at the object-oriented (client/server) Windows based markets. The Company plans to continue to enhance its product offerings through development efforts, strategic alliances and acquisitions to improve its competitive position. The actions necessary to expand product offerings and reposition the Company have had an adverse effect on the Company's operating results during the first nine months of 1997, and may continue to effect operating results throughout the remainder of 1997.

REVENUES

     The Company's revenues are currently derived from three sources: (i) fees for the perpetual license of the Company's proprietary software products, (ii) fees from sales of consulting and education services, and (iii) maintenance fees for maintaining, supporting and providing periodic upgrades of the Company's software products.


     The following table sets forth the amount of revenue derived by the Company, by geographic segment and source, for each period indicated ($000s):



                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             ------------------    ------------------
                                               1997       1996      1997        1996
                                             -------    -------    -------     ------
  SOFTWARE LICENSE
    United States..........................  $ 2,700    $ 2,857    $ 7,100     $ 7,806
    Italy..................................      610        432      2,518       2,010
    United Kingdom.........................      501        122      1,020       1,648
    Rest of World..........................      703        769      2,766       3,047
                                             -------    -------    -------     -------
                                               4,514      4,180     13,404      14,511
  CONSULTING AND EDUCATION
    United States..........................      585        400      1,956       2,705
    Italy..................................    1,260      1,479      4,114       4,928
    United Kingdom.........................       55        192        346       1,058
    Rest of World..........................       19         93        414         (75)
                                             -------    -------    -------     -------
                                               1,919      2,164      6,830       8,616
  MAINTENANCE
    United States..........................    2,566      3,699      8,547      10,940
    Italy..................................      631        632      1,967       1,625
    United Kingdom.........................      703      1,065      2,418       2,930
    Rest of World..........................    1,015      1,458      3,253       4,230
                                             -------    -------    -------     -------
                                               4,915      6,854     16,185      19,725
         TOTAL.............................  $11,348    $13,198    $36,419     $42,852
                                             -------    -------    -------     -------


     SOFTWARE LICENSES. Software license revenue for the three and nine months ended September 30, 1997 amounted to $4.5 million and $13.4 million, respectively compared to $4.2 million and $14.5 million in the comparable periods of 1996, an increase of 8% for the quarter and a decrease of 8% for the nine month period. The increase in license revenues for the three months reflects the growth of new product revenue, which although increasing is not enough to offset the decline in revenue from mature products for the nine month period. Additionally, a reorganization of the Company's sales force during June 1997 resulted in orders and revenue being delayed until the third quarter.

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Windows (client/server) based and object-oriented products accounted for 57% and 64% of license revenue for the three and nine months ended September 30, 1997 compared to 43% and 41% for the comparable periods of the prior year. The Company expects this trend to continue during 1997 as newer product offerings continue to gain global acceptance and installed customers elect to follow market trends and migrate from mainframe (OS2) and structured analysis and design (UNIX) tools to Windows (client/server) based and object-oriented solutions. License revenues in the United States declined by 5% and 9% due to the aforementioned product mix shift. License revenue in Italy increased by 41% and 25% primarily due to several large orders received in September of 1997. License revenues from the Company's United Kingdom subsidiary increased 311% for the three month period while for the nine month periods decreased 38%. The increase in the current quarter can be attributable to an unusually slow quarter for the prior year in the UK, as July of 1996 was the merger period for Cadre and Bachman operations. The 38% decrease for the nine month period is related to the lower demand for mature products.

CONSULTING AND EDUCATION SERVICES. Consulting and education revenue for the three and nine months ended September 30, 1997 amounted to $1.9 million and $6.8 million, respectively compared to $2.2 million and $8.6 million for the comparable period of the prior year, a decrease of 11% and 21%, respectively. The decrease in consulting and education services revenue during the three and nine month periods reflects lower demand for these services as revenues tend to follow the trend of software license revenue. Consulting and education revenue in United States increased by 46% for the three months reflecting an increase in training associated with the object oriented products and decreased 28% for the nine months due to a drop off of long term consulting contracts. Revenues in Italy decreased by 15% and 17% primarily due to the expiration of several long term consulting contracts in the comparable periods of 1996 and the impact of the strong dollar. Consulting and education revenue in the United Kingdom decreased by 71% and 67% due to lower demand and staffing in these areas and the completion of a several consulting projects that occurred in the previous year.


     MAINTENANCE. Maintenance revenue for annual maintenance contracts is deferred and recognized ratably over the term of the agreement. Maintenance revenue for the three and nine months ended September 30, 1997 amounted to $4.9 million and $16.2 million, respectively compared to $6.9 million and $19.7 million for the comparable periods of the prior year, a decrease of 28% and 18%, respectively. Maintenance revenue in the United States declined by 31% and 22% due to the aforementioned market place migration to client/server and object-oriented tools and fewer customers renewing their maintenance contracts on mainframe and structured analysis and design tools. Maintenance revenue in Italy increased by 0% and 21% primarily due to increased penetration of international markets in the prior year combined with an increased portion of the customer base that renewed maintenance contracts. Maintenance revenue in the United Kingdom declined by 34% and 17% primarily due to declines in new license revenue and fewer customers renewing their maintenance contracts on mainframe and structured analysis and design tools.

COSTS AND EXPENSES

     The following table sets forth the amount of expense by category for the periods indicated ($000s):


                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                 ------------------          --------------------
   COST OF REVENUES                                1997       1996             1997         1996
                                                 --------   -------          --------     -------
      Cost of software licenses................  $   274    $   812          $ 1,415      $ 2,570
      Cost of consulting, education and
        maintenance............................     1889      2,467            6,206        8,333
                                                 -------    -------          -------      -------
          Total cost of revenues...............    2,163      3,279            7,621       10,903
   Sales and marketing.........................    5,140      5,812           17,612       21,448
   Research and development....................    2,310      2,778            7,909        9,269
   General and administrative..................    1,368      1,775            4,465        5,935
   Restructuring and other costs...............               6,300             (375)       7,425
                                                 -------    -------          -------      -------
        Total costs and expenses...............  $10,981    $19,944          $37,232      $54,980
                                                 -------    -------          -------      -------

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

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     Cost of software licenses were $0.3 million and $1.4 million or 2% and 4% of revenue for the three and nine months ended September 30, 1997 compared with $0.8 million and $2.6 million or 6% of revenue in the comparable periods of 1996. The decrease in 1997 expenses reflects reduced sales of third party products for which the Company pays a royalty to resell as well as reduced manufacturing costs consistent with reduced revenues.

     Cost of consulting, education and maintenance was $1.9 million and $6.2 million or 17% of revenue in the three and nine months ended September 30,1997 compared with $2.5 million and $8.3 million or 19% of revenue in the comparable periods of 1996. The decrease in 1997 expenses is primarily attributable to reduced staffing levels as a result of company efforts to better align staffing with demand, attrition and the merger.

     SALES AND MARKETING. Sales and marketing expenses were $5.1 million and $17.6 million or 45% and 48% of revenue in the three and nine months ended September 30, 1997 compared with $5.8 million and $21.4 million or 44% and 50% of revenue in the comparable periods of 1996. The decrease in 1997 expenses generally reflects reduced staffing in North America and international subsidiary operations as a result of attrition and the merger. Further reduction in expenses were achieved as a result of the sale of the Cayenne France subsidiary to our distributor Case Associates on March 29, 1997. In addition, a reduction in promotional programs spending also contributed to the overall decline in expenses for the quarter.


     RESEARCH AND DEVELOPMENT. Research and development expenses were $2.3 million and $7.9 million or 20% and 22% of revenue in the three and six months ended September 30, 1997 compared with $2.8 million and $9.3 million or 21% and 22% of revenue in the comparable period of 1996. The decrease in 1997 expenses primarily reflects reduced staffing as a result of attrition and the merger. Additionally, during June of 1996, the Company reviewed its product strategy and determined that several products including WindTunnel were no longer consistent with the Company's objectives. These efforts shifted resources toward developing and or refining core client/server and object oriented products consistent with the Company's objectives.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.4 million and $4.5 million or 12% of revenue in the three and nine months ended September 30, 1997 compared with $1.8 million and $5.9 million or 13% and 14% of revenue in the comparable periods of 1996. The decrease in 1997 expenses primarily reflects lower levels of staffing which were the result of the merger and the elimination of redundant positions. Administrative headcount is down 24% from the comparable quarter of a year ago.

     RESTRUCTURING AND OTHER COSTS. During the quarter ended March 31, 1997, the Company evaluated its restructuring reserve and determined that certain amounts provided for in previous restructuring actions were no longer required. As a result, the Company recorded a benefit of approximately $0.4 million. During June of 1996, in conjunction with the contemplated merger between Cayenne and Cadre, the Company reviewed its product strategy and determined that several products including WindTunnel were no longer consistent with the Company's objectives. Accordingly the company evaluated the net realizable value of the related intangible assets and recorded a charge of approximately $1.1 million principally related to the write-off of the intangible assets acquired as part of its acquisition of WindTunnel Software, Inc. Also, in conjunction with the merger, and to reflect the costs associated with combining the operations of the two companies, transaction fees and other costs, the Company recorded a charge of $6.3 million during the three months ended September 30, 1996. Included in the charge is $1.6 million of employee related termination expenses for approximately 45 employees, $1.3 million of legal, accounting, investment banking and other professional fees, $1.4 million of facility closure and consolidation expenses, and $ 2.0 million of other expenses associated with the consolidation of the two companies and the company name change.

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

EFFECT OF INTERNATIONAL OPERATIONS ON INCOME (LOSS) FROM OPERATIONS


                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                             --------------------       ----------------------
   INCOME (LOSS) FROM OPERATIONS:              1997        1996           1997         1996
                                             --------    --------       --------     ---------
   United States.........................    $ 2,098     $(3,836)       $  6,254     $ (4,025)
   Italy.................................        (35)        (75)          (508)       (1,056)
   United Kingdom........................       (277)       (742)        (1,439)       (1,357)
   Rest of World.........................     (1,419)     (2,093)        (5,120)       (5,690)
                                             -------     -------        -------      --------
                                             $   367     $(6,746)       $  (813)     $(12,128)



     In addition to factors listed above, the operations of the Company's international subsidiaries significantly affected results of operations in the three and nine months ended September 30, 1997 and 1996.

     The income (loss) from operations -- United States and Rest of World -- improved to $0.7 million and $1.1 million during the three and nine months ended September 30, 1997 from $(5.9) million and $(9.7) million in the corresponding periods of the prior year. The improved results are primarily attributable to actions taken by the Company in previous quarters to better align expenses with revenues and improved efficiencies gained in the merger with Cadre. In addition a restructuring charge of $5.6 for the United States and $.2 for Rest of World was recorded in the comparable quarter of 1996.

     The Company's Italian subsidiary reported a loss from operations of $(0.0) and (0.5) million for the three and nine months ended September 30, 1997 compared to losses of $(0.1) million and $(1.1) million in the corresponding periods in the prior year principally due to increased revenue on software licenses that contribute to larger profit margins.

     The loss from operations in the Company's United Kingdom subsidiary decreased to $(0.3) million for the three months and increased to $(1.4) million for the nine months ended September 30, 1997 from $(0.7) million and $(1.4) million in the corresponding periods in the prior year. The decrease was principally due to changes in the management team operations in connection with the merger.

     PROVISION FOR INCOME TAXES. Due to the Company's recent history of operating losses and the existence of significant net operating loss carryforwards, the tax provision for the three and nine months ended September 30, 1997 and 1996 is primarily composed of foreign income and withholding taxes.


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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents aggregating $10.2 million and a secured bank line of credit in the amount of $5.0 million discussed below. Cash and cash equivalents increased by $6.1 million compared to December 31, 1996. For the nine months ended September 30, 1997, cash flows were principally affected by the loss from operations and capital spending related to the implementation of a new worldwide information system. This spending was offset by the private placement of Series B, C, & D Preferred Stock, discussed below. The Company's principal long-term cash commitments are for office space and operating leases. The lease for the Company's executive offices, principal research and development facilities, and headquarters operations expired on October 31, 1997. The Company has secured a new lease with similar terms and conditions in the general vacinity which run through April 30, 2005.

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     On September 30, 1997, the Company had a commitment of approximately $0.2 million related to the implementation of a new worldwide information system. The Company plans to introduce the system in phases commencing in August of 1997 and scheduled for completion in early 1998. The Company has no other material commitments for capital expenditures.


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

On August 28, 1997, the Company raised approximately $5.0 million through the private placement of 250,000 shares of Series D Convertible Preferred Stock, designated from its "blank check" preferred stock. Each share of Series D Convertible Preferred Stock is entitled to earn dividends at a rate of 5% per annum, payable upon conversion, in cash or stock, at the option of the Company. Each share of Series C Convertible Preferred Stock is convertible into shares of Common Stock at a rate determined by the lower of the average quoted market price of the common stock for either (i) the ten trading days preceding the date of issuance or (ii) any five trading days during any period of thirty days before the conversion. In conjunction with the closing of the private placement, the Company issued warrants to purchase 583,332 shares of the Company's Common Stock at exercise prices ranging from 125% to 150% of the price set forth in clause (i) above and having varying expiration dates from three to five years. The shares of Common Stock underlying the Series C convertible Preferred stock and Warrants are subject to registration pursuant to the terms of the registration rights agreement dated August 28, 1997.

On November 3, 1997, the Company amended and restated its revolving credit agreement with a bank to borrow up to $5.0 million and to extend its term through October 5, 1998 and to amend certain of the financial and operating covenants and other provisions thereunder. The loan is contingent upon meeting certain financial and operating covenants at the time of any borrowing and over the life of the loan. The loan is secured by all of the assets of the Company and any borrowing amounts are tied to a percentage of qualified accounts receivable outstanding at the time of any borrowing. The financial covenants, which were amended, include a monthly minimum net worth covenant of $5.5 million and liquidity (generally defined as cash and cash equivalents plus eligible domestic accounts receivable and eligible international accounts receivable less any indebtedness to the bank) at the end of each month.. At September 30, 1997, the borrowing base under the revolving credit agreement was approximately $3.3 million. The Company had approximately $2.6 million outstanding against the line of credit at September 30, 1997. The Company was in compliance with the covenants as of September 30, 1997.

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

     Cash expenditures for restructuring activities were approximately $0.1 million and $0.7 million during the three and nine months ended September 30, 1997. The Company currently estimates that cash expenditures for restructuring actions for the remainder of 1997 will be approximately $0.2 million. The Company believes that it has adequately provided for all restructuring actions taken to date.

     The Company anticipates that existing cash balances combined with funds generated from operations, will provide sufficient cash resources to finance its current operations and projected capital expenditures through 1997 and into 1998. Thereafter, the Company's cash requirements will depend upon the results of future operations, which cannot be foreseen. There can be no assurance that the Company will be able to meet its loan covenants, achieve its operating plan and sustain profitability, failure to do so may have a material adverse impact on the Company's business and operations.


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

ITEM 1. LEGAL PROCEEDINGS

     Cayenne has received from Esprit Systems Consulting, Inc. a Notice of Intent to Arbitrate, claiming that Cayenne is liable to Esprit for approximately $1.6 million under an extension to a contract for services to be rendered to Cadre. Cayenne believes that the claim is without merit because, among other things, the contract in question terminated without extension. However, there can be no assurance as to the claim's future course or likely result.

     The Company is not aware of any other material litigation or claim pending or threatened against the Company or any of its subsidiaries.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits
     Ex-27 Financial Data Schedule
     Report on Form 8-K
     Report filed August 29, 1997, including Item 5.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CAYENNE SOFTWARE, INC.

DATED: November 14, 1997             By: /s/ Frederick H. Phillips
                                         -------------------------
                                     Frederick H. Phillips
                                     Vice President, Finance and
                                     Administration, Treasurer
                                     and Chief Financial Officer (Principal
                                     Financial and Accounting Officer)