Form 10-K
period 1997-12-31
CAYENNE SOFTWARE INC
filed 1998-03-31
CIK 880229

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-19682

                             CAYENNE SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     MASSACHUSETTS                   04-2784044
          (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

                                 14 CROSBY DRIVE
                          BEDFORD, MASSACHUSETTS 01730
                         TELEPHONE NUMBER (781) 273-9003

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

     As of March 18, 1998, there were 21,299,545 shares outstanding of the registrant's common stock, $0.01 par value. As of that date, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $46,154,086.

                             CAYENNE SOFTWARE, INC.

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997
                                TABLE OF CONTENTS

                                  PART I

                                                                        PAGE

Item 1. Business.......................................................   3
Item 2. Properties.....................................................  12
Item 3. Legal Proceedings..............................................  13
Item 4. Submission of Matters to a Vote of Security Holders............  13

                                  PART II

Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters..........................................  13
Item 6. Selected Financial Data........................................  14
Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................  15
Item 8. Financial Statements and Supplementary Data....................  27
Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure............................  47

                                  PART III

Item 10. Directors and Executive Officers of the Registrant............  48
Item 11. Executive Compensation........................................  48
Item 12. Security Ownership of Certain Beneficial Owners
           and Management..............................................  48
Item 13. Certain Relationships and Related Transactions................  48

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.........................................  48
Signatures.............................................................  51

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Cayenne Software, Inc. (formerly Bachman Information Systems, Inc.) ("Cayenne" or the "Company"), organized as a Massachusetts corporation in 1983, develops, markets and supports a suite of workgroup-to-enterprise analysis and design solutions for the practical challenges software developers face every day. Global 2000 companies and government agencies around the world use Cayenne products as they develop, implement, and maintain enterprise-wide, business-critical information systems, such as billing, trading, and customer support applications, as well as mission-critical technical embedded systems such as telecommunications switching software, aeronautics, and navigation systems. These companies and agencies are using computing platforms ranging from Intel-based computers running Microsoft operating systems, to UNIX workstations, mid-range, and mainframe computers. Cayenne's products are designed around an open architecture that enables organizations to create applications that integrate diverse information sources into new high-performance computing environments, to modify applications as business requirements and technologies change, and to run those applications on a variety of platforms. Cayenne's approach to reusability and its open architecture support applications being developed using business modeling, data modeling and database design, structured modeling, and object-oriented modeling, with target computing architectures ranging from mainframe to client-server to n-tiered to inter/intranet.

The Company faces many challenges in providing customers with a more open and flexible set of solutions. The Company has addressed some of these challenges over the past several years by introducing additional products targeted at the client/server and object-oriented markets both through internal development and by means of acquisitions. The actions necessary to execute this transition have had an adverse effect on the Company's operating results for the year ended December 31, 1997 and for the transition period from July 1, 1996 through December 31, 1996 and fiscal years ended June 30, 1996 and 1995, respectively, and may continue to adversely affect operating results in the future.

In October 1996, the Company elected to change its year end to December 31st. As a result, the period from July 1, 1996 through December 31, 1996 was designated as the "Transition Period."

ACQUISITIONS

On March 27, 1997, the Company acquired the assets and liabilities of Multiquest Corporation ("Multiquest") in a transaction accounted for as a purchase. The Company acquired such assets and liabilities in exchange for 50,000 shares of the Company's common stock. The purchase price for Multiquest was approximately $209,000 based upon a stock price of $4.1875 (which approximated the fair market value of the Company's common stock at the closing of the acquisition). The net tangible assets and liabilities of Multiquest acquired by the Company were insignificant. The purchase price was allocated to the fair value of the technology acquired and customer lists. The Company's results reflect the allocation of the purchase price in accordance with generally accepted accounting principles and the results of operations reflect the impact of the acquisition since the closing date. The pro-forma results of Multiquest prior to the acquisition would be immaterial to the Company's reported results and are therefore not presented. The acquisition resulted in Cayenne Software having rights to a low-cost, entry level Object Oriented design tool named "S-Case", renamed "PepperSeed" and subsequently "ClassDesigner" by Cayenne. (See, Also Note 13 to the Consolidated Financial Statements)

On July 18, 1996, the Company completed its acquisition of Cadre Technologies Inc. ("Cadre") under an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 25, 1996 by and among the Company, Cadre and B.C. Acquisition Corp. ("Acquisition Corp"), a wholly-owned subsidiary of the Company. The Merger Agreement provided that upon the terms and subject to the conditions specified therein that, effective on the closing, Acquisition Corp. would be merged with and into Cadre, the separate corporate existence of Acquisition Corp. would cease, and Cadre would continue as the surviving corporation in the merger and as a wholly-owned subsidiary of the Company. The acquisition was accounted for as a "pooling of interests" during the six-month transition period ended December 31, 1996. Pursuant to the Merger Agreement, the amount of Company shares of common stock issued was 4,716,442 and the exchange ratio was determined to be 0.3088 Company share for each outstanding Cadre share. The fair market value of a share of the Company's common stock at the time of the merger was $5.625 per share. Stratagem Partnering Inc. acted as the Company's financial advisor in connection with the Cadre acquisition. This acquisition added a number of products to Cayenne's tool suite, including "Teamwork", a structured modeling tool, "Ensemble", a C language reverse engineering and modeling tool, and products resulting from Cadre's earlier acquisition of Westmount BV.

INDUSTRY BACKGROUND

SOFTWARE DEVELOPMENT IN THE LATE 1990'S

For most software development teams, the task of developing systems and applications continues to become more complicated. The business climate of the late 1990's is one of increasing pressure on organizations to react quickly to change, to rapidly offer new services and products to remain competitive, and to find greater economies in their operations. This requires supporting software to be more flexible, user friendly, and more reusable, while holding to high quality standards. Newly emerging technologies must be exploited, yet the systems being developed must work side-by-side with systems build or acquired over the last three decades.

To remain competitive in this business climate, commercial business managers, systems analysts, and project managers, as well as technical systems engineers and product managers need to redefine goals, involve users, understand their requirements and take the time to plan and design their systems carefully. Most software project costs are committed in the early stages of analysis and system design. In projects that are not carefully planned, a significant percent of software defects are introduced before the first line of code is written. If they are corrected at this point, the costs are low. If corrections are delayed until the implementation phase, however, the price tag can be significantly higher.

THE NEED FOR MODELING

Software modeling tools encourage teams to spend the necessary time to understand project requirements and to design applications which directly address those requirements in a well-architected manner. This alone can reduce software errors, their associated costs and possibly months of development time devoted to correcting those errors.

Modeling also allows software designers and developers to improve their development lifecycle and reduce costs as a result of other product features as well. By planning ahead, they can design components to be reusable by others, reducing errors and increasing productivity. Reusability permits them to construct new products from proven components - shortening the testing time of a new product (thus allowing them to deliver more quickly to market), and raising confidence in the product's overall quality (making the product more competitive). With well-defined, graphical models of their systems, designers can communicate easily with team members, avoiding errors, misunderstanding, and duplication of efforts. Certain features built into modeling tools, such as code generation and DDL (data definition language) generation, can automate much of the work to save time and ensure accuracy. In these ways, modeling tools allow developers to work more efficiently, and to generate higher quality, more supportable software - ultimately improving their return on investment.

An additional and important byproduct of modeling is the automatic generation of complete and accurate systems documentation, improving software supportability, and improving the expertise of developers for existing applications. Modeling provides a mechanism whereby teams of engineers may communicate using a common language and notation - reducing costly misunderstandings or design conflicts. Up-to-date system documentation reflecting that common language provides a means for that communication.

CAYENNE'S MARKET SEGMENTATION

Cayenne Software groups its customers and prospects into three market segments:
IS/IT, Market-driven, and Bid-driven. The sales approach, product features, and support requirements differ from segment to segment, as explained below.

IS/IT MARKET SEGMENT

Software development organizations in the IS/IT (Information Systems / Information Technology ) market segment develop software primarily for in-house use. They are development groups within an IS organization who, for example, develop software to generate reports against a corporate database, develop customer billing applications, general ledger programs, and payroll applications.

IS/IT organizations have found in recent years that good information systems supporting well-designed business processes can provide a substantial competitive edge. The growth of business process re-engineering is an attempt to re-think business processes and work flow from the ground up in order to achieve the dramatic improvements in productivity required to reduce costs, improve service to customers and gain competitive advantage. This re-thinking of the business process creates challenges for IS professionals by creating many new processes to support, and by rendering existing systems partially or completely obsolete. As a result, there is an increasing demand for new application development as well as a need for better integration among existing information resources.

Today, several very different types of technology coexist in large organizations, each serving the needs of a specific user constituency. This diversity of technology creates serious challenges for information systems professionals, as they work to build new applications, maintain "legacy" applications, incorporate and support new computing platforms (Client/Server, Inter/Intranet), and integrate a growing variety of database technologies and applications for improved access to information. To manage and evolve their data-based systems, IS/IT organizations will use a variety of modeling techniques. They will use business and data modeling to design the processes that should be followed and the data which must flow between organizations in order to keep the business operational. They will also use database design tools to design the actual databases and database tables that will store that data. For the applications or systems which must operate on that data, IS/IT organization will either use traditional, structured programming, or will be using more modern object-oriented programming techniques. In the latter case, they may be well served with object modeling tools to aid in their design.

The IS/IT market segment uses a variety of modeling tools to manage data and develop software today: business modeling, tools, data modeling and database design tools, and application (recently object oriented) modeling tools. Cayenne's Groundworks, Terrain, and ObjectTeam, respectively, are examples of modeling tools used in IS/IT.

MARKET-DRIVEN SEGMENT

Software developers in the market-driven segment are creating software applications for the purpose of resale. These applications may be packaged applications (such as off-the-shelf MRP-II applications and accounts payable programs), tools (such as development tools, compilers, operating systems, CAD/CAM systems), or software embedded in consumer and commercial devices (such as controller software in laser printers, anti-lock braking systems, and heart monitors).

The challenge for market-driven companies is to deliver superior, commercially acceptable and competitive software quickly. In packaged software, time to market is a key differentiator. Additionally, market-driven applications need to take full advantage of the latest technologies, platforms, and methodologies. Increasingly, packaged applications are being used to augment legacy systems in IS/IT organizations. These organizations will want to replace their mainframe based systems with client-server or web-based applications, running on modern PC or UNIX workstation based computers. The applications provided by market-driven developers will need to support more complex, heterogeneous computing environments, using the appropriate programming languages, tools, and methodologies on those environments.

For packaged applications the choice of development technology today is object orientation. Modeling tools are required which support the analysis and design of object classes, associations, and components, facilitating object reuse and better design. Cayenne's ObjectTeam and ClassDesigner products are object modeling tools. ObjectTeam is designed for teams of developers working on complex applications, needing to do in-depth analysis and design of object oriented systems; ClassDesigner is an entry-level object design product for individuals just beginning with object oriented development.

For embedded software, object oriented techniques are gradually replacing more traditional structured modeling techniques, but the latter is still prevalent. Structured modeling provides analysis and design for software development following the industry standard software development process of the 1980's, and is still widely in use today. For many organizations developing technical embedded software, there is a perceived value to the deterministic nature of structured design and there is no perceived advantage of object orientation over structured design which would justify the investment to migrate to a new methodology. These organizations continue to use structured techniques, aided by structured modeling tools, such as Cayenne's TeamWork product.

BID-DRIVEN MARKET SEGMENT

Software developers in the bid-driven segment are creating software applications on contract, in response to a detailed requirements specification. These software applications may be technical in nature (such as embedded navigation software for a fighter plane being developed for the federal government) or commercial in nature (such as a financial management system being developed for an insurance company). The software they develop can be as technical as that of the market-driven segment, with all of the technical challenges. Since many of the systems and applications being developed in this market segments are mission- or life-critical, the quality and reliability of the system is extremely important, further emphasizing the need to design them well from the start. Unique to the bid-driven segment, it is usually necessary to prove that all the original requirements specified during the bid process were met, and which sections of software directly addressed them. Integration with requirements definition and traceability tools is therefore important. Also unique to the bid-driven segment, it is as important to deliver systems documentation for the delivered software as the software itself. Many of these systems must be maintained for decades, also contributing to the need for accurate and complete systems documentation.

Cayenne's analysis and design products, in addition to complementary products supported through strategic partnerships, directly address the additional requirements of the bid-driven market segment. Both TeamWork and ObjectTeam provide solutions for generating complete, accurate systems documentation from the actual model of the system - "model-driven documentation". Integration with leading requirements definition and traceability tools satisfy the need to prove compliance to contact. Cayenne's Groundworks and Terrain products provide detailed, up to date models of the data and processes which define the information necessary to operate an enterprise.

CAYENNE'S STRATEGIC DIFFERENTIATORS

Cayenne takes the following approach to these areas, which provides a number of benefits to organizations seeking strategic solutions to their information systems challenges.

ANALYSIS AND DESIGN SOLUTIONS FOR A WIDE VARIETY OF MODELING APPROACHES. Cayenne's products support analysis and design for every major approach to modeling: business process modeling (ProcessTeam), data modeling (Groundworks), database design (Terrain), structured modeling (TeamWork), and object oriented modeling (ObjectTeam and ClassDesigner).

One market in which this breadth is particularly useful is the IS/IT segment, where developers wish to develop applications using latest object oriented techniques, but must have those applications access legacy or traditional relational database systems. The integration of Cayenne's ObjectTeam (object oriented modeling) with Groundworks (traditional data modeling) and Terrain (relational database design) provides a unique, single-vendor solutions to this "coexistence" challenge.

Having access to a variety of analysis and design tools is also important to developers of technical applications, whether in the market or bid-driven segment. Since most development is an iterative process, development organizations will want to reuse designs used with earlier technology while they implement new designs with newer technology. For these technical developers, access to Teamwork for structured modeling and ObjectTeam for object oriented modeling, may be highly desirable.

TECHNOLOGY INDEPENDENCE. Cayenne solutions enforce a separation between conceptual business requirements or systems analysis, where organizations capture information about what data needs to be available and what happens to it, and physical implementation, where technology-specific concerns are addressed in an implementation design. This separation provides flexibility. Changes to the business requirements or policies and changes to the technology environment can be addressed independently, allowing organizations to leverage investments in each. The technology-independent approach helps organizations to focus on business requirements, increasing the likelihood that the finished application will meet those requirements. This separation is evidenced in the areas of business modeling and database design (ProcessTeam and Groundworks - conceptual, Terrain - physical), structured modeling (Teamwork - conceptual, Ensemble - physical), and ObjectTeam (analysis and higher level design phases - conceptual, object design and code generation phases - physical).

SUPPORT FOR AN ITERATIVE DEVELOPMENT PROCESS. Software development projects often do not have the luxury of "starting from scratch". Typically, software will be developed starting from a foundation of pre-existing software. The challenge for software project managers is to continue to innovate and enhance subsequent versions of software. While Cayenne solutions address the entire life cycle of application development, there is no assumption that the software is being designed "from scratch". For example, database design products can capture existing database structures from applications that have already been developed, allowing database designers to view and optimize the data structures. Design can begin with a new project or with an existing system already in production. The structured and object modeling products allow the reverse engineering of legacy software into models, which can then be reworked and enhanced to generate new systems or subsequent versions of an existing system. This inherent support for an iterative development process is a key factor in the value added by analysis and design modeling tools.

SUPPORT FOR HETEROGENEOUS COMPUTING ENVIRONMENTS. Used individually, Cayenne products provide users with sophisticated solutions to application development problems. Cayenne enhances their utility by providing these tools on a variety of computing platforms - from PC Windows to NT to a variety of UNIX systems. Product integration enhances communication, efficiency, and productivity, and it increases the return on the investment in time and effort expended throughout the application development life cycle. Using Cayenne products, systems analysts, software developers, and database designers can work in concert.

ABILITY TO ACHIEVE PRODUCTIVITY BY REUSING PREVIOUS WORK. The technology-independent approach, combined with the use of object-oriented techniques, allows for the reuse of valuable work -- a very important contributor to productivity. Cayenne supports reuse by facilitating the development of data and application models, so that existing solutions are well documented and understood and easily accessible for use in other systems. Additionally, the support in ObjectTeam, ClassDesigner, Ensemble, and Terrain to reverse engineer legacy systems (code and databases) directly enables reuse. Also, both ClassDesigner and ObjectTeam include models of industry-standard class libraries of components, such as the Java JDK and the Microsoft Foundation Classes. By providing built-in models of these components, developers have easier access to standard components that may fit their purpose. In ObjectTeam, a corporate grouping mechanism allows software developers to populate a publicly accessible area with components designed and intended for reuse.

SUPPORT FOR TEAM DEVELOPMENT. Cayenne's ObjectTeam and TeamWork tools have built-in mechanisms (repositories) which specifically provide advance support for large teams of developers working on the same project or projects simultaneously. Cayenne's tool, Shared Work Manager, provides similar team support for teams of business and process designers.

STRATEGIC DIRECTION

Cayenne continues to invest in solutions that facilitate development of critical applications that are applicable across multiple platforms and can be used throughout the application development life cycle. These solutions result from a combination of Cayenne-built software products, joint development efforts with partners, acquired technology, and services provided by Cayenne's experienced trainers and consultants. Cayenne has invested in its client/server, object-oriented, and structured analysis solutions, recognizing that many organizations will need to maintain multiple types of environments for some time to come. Although, the Company is well positioned in the midst of several industry megatrends, towards data warehousing, the internet and intranet, the use of the object-oriented software development approach, and Year 2000 reengineering initiatives, it has not yet seen rising demand that has translated to positive operating results

CAYENNE'S SOLUTIONS

Cayenne's diverse solutions, composed of software products and services, assist complex systems designers and information systems specialists in the following areas: modeling systems and business requirements; designing and re-engineering legacy code and databases; developing and deploying embedded systems, IT systems, and packaged applications. Cayenne products provide a team-based structured analysis and design, object-oriented analysis and design, and business process and data modeling. The suite of products and services provided by Cayenne and its complementary tool partners allows customers to choose from the wide variety of application development tools on the market that best meet their needs. Cayenne offers products and services today in each of the following solution areas.

OBJECT ORIENTED TECHNOLOGY

Cayenne's OBJECTTEAM is an analysis and design tool which automates and manages object oriented software construction using industry standard modeling notations such as the Unified Modeling Language (OMG UML) and Object Modeling Technique
(OMT). It provides a multi-user repository with version and configuration management for large teams of developers, and supports the forward and reverse engineering of a dozen programming languages, including Ada 83, Ada 95, C++, Delphi, Forte, Java, Powerbuilder, and Smalltalk. Forward engineering of programming languages refers to the ability of OBJECTTEAM to generate from an object oriented model, source code files which are the basis for object oriented applications and systems. Reverse engineering of programming languages refers to the ability of ObjectTeam to parse existing (legacy) code, and to construct a model representing the application or system that code comprises. From there, the application or system can be modified, evolved, and enhanced. With OBJECTTEAM, a developer can make logical (model) or physical (code) changes to the application or system, and keep the code and models in sync - referred to as "synchronous engineering".

Additionally, OBJECTTEAM supports a function named ObjectLoad which integrates OBJECTTEAM's object oriented models with GROUNDWORKS business data models. This allows teams of data systems analysts to work in sync with teams of object oriented software analysts and developers.

MODELING BUSINESS REQUIREMENTS

Cayenne GROUNDWORKS enables data analysts, system analysts, and other business analysts to model information systems more quickly and thoroughly than they can using conventional techniques. GROUNDWORKS incorporates the data, logic, and process requirements into a unified model. Further, it can be used to generate implementation components for a variety of database and software environments. These data modeling tools incorporate a rule-based expert system that places Cayenne's modeling expertise in the hands of users, helping them to improve the quality and effectiveness of the resulting models.

Cayenne PROCESSTEAM is a business process modeling tool, for process domain experts to model "as is" business processes, and to design "to be" processes for the future. These process models increase process understanding, and are a basis for new systems design using Cayenne's Groundworks or ObjectTeam. Increasingly, IS/IT organizations are looking to more closely couple their business modeling and systems design functions. The ability to pass business models directly to the systems development team, and to keep the business model and systems model in sync, may result in support systems which better match the desires of the business itself, and may allow that business to provide new and better services to their customer in a more timely fashion.

DESIGNING AND RE-ENGINEERING DATABASES

Cayenne's TERRAIN family of products allows data analysts, application developers, and database designers to design, implement, and maintain high-performance relational databases. TERRAIN is Cayenne's family of database design tools that offers a comprehensive, scaleable database design environment for business-critical client/server databases. They provide graphical support for basic design tasks, such as object creation and maintenance, reporting, and database documentation for databases such as Sybase SQL Server, Oracle, Informix, DB2, DB2/6000, and ODBC-supporting databases.

Cayenne's GROUNDWORKS and TERRAIN products are integrated through TERRAINMAP, a product which translates GroundWorks data models into Terrain database designs. This integration makes it possible to re-engineer existing production systems, and to maintain a single data model and deploy it across any number of database platforms. Organizations can start in either place --with an existing data model or an existing database-- and use TerrainMap to help achieve optimal design and performance.

SHARED WORK MANAGER allows groups of analysts to share models and integrate the results of their work. Shared Work Manager is a work group modeling product that takes an intelligent approach to resolving modeling conflicts that arise in a multi-user environment. It enables groups to interact in a manner consistent with their organization's culture and workflow methods. The product helps users achieve a shortened development cycle without sacrificing application quality because it supports parallel development, increases consistency across applications, streamlines work flow, and simplifies and encourages teamwork.

STRUCTURED ANALYSIS AND DESIGN

TEAMWORK is a family of structured methods products, used by both C++ and Ada developers, which help software engineers improve software quality, streamline the software development process, and reduce development costs. Specific Teamwork tools address aspects of development including requirements analysis, real-time systems development, dynamic verification, structured design, testcase generation, and document generation. Included in the TEAMWORK family is ENSEMBLE, a tool suite ancillary to TEAMWORK for reverse engineering, modeling, and generating C language code.

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

INTERNATIONAL VERSIONS OF CAYENNE PRODUCTS

The Cayenne product set is available worldwide. Some of Cayenne's products are enabled for double-byte character sets. This enablement is a prerequisite for translation into languages utilitizing ideographic character sets: Chinese (Simplified and Traditional), Japanese, and Korean. TeamWork and ClassDesigner are currently double byte enabled, with a localized Japanese version of Teamwork available for some versions.

RISKS OF INTERNATIONAL OPERATIONS

Approximately 53%, 51%, 52%, and 50%, of Cayenne's revenues during the year ended December 31, 1997, the six-month transition period ended December 31, 1996 and fiscal 1996, and 1995, respectively, were attributable to international sales. Approximately 9%, 4%, 7%, and 6%, of Cayenne's revenue during the year ended December 31, 1997, the six-month transition period ended December 31, 1996 and fiscal 1996, and 1995, respectively, was attributable to sales made to independent international distributors. Sales in countries in which Cayenne continues to use independent distributors will remain subject to the distributors' financial condition and success, which cannot be controlled by Cayenne.

The Company maintains wholly-owned operating subsidiaries in the following countries; Germany, United Kingdom, Netherlands, Italy, Singapore, and Spain. All subsidiaries are selling and marketing organizations, while the Netherlands subsidiary also conducts product development. The future contribution of sales from the foreign subsidiaries to Cayenne's results of operations depends on Cayenne's success in maintaining cost-effective marketing, sales and development operations (Netherlands) through these subsidiaries. Cayenne's international sales are denominated primarily in local currencies. Any material adverse effect on the Company's international business would likely effect the financial condition of the Company.

Risks inherent in Cayenne's international business generally include exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection and the requirement of complying with a wide variety of foreign laws.

CUSTOMERS AND APPLICATIONS

Cayenne's products are used worldwide by systems analysts and engineers in a wide variety of businesses. Generally, the customers of Groundworks and Terrain are users of computing environments for data-intensive applications, in the IS/IT market segment. Customers of Teamwork are developing software to be used embedded in complex systems, largely in the bid-driven market, but also in the market-driven segment. Customers of ObjectTeam develop software for a wide variety of systems and applications, spanning IS/IT, Bid-driven, and Market-driven segments.

IBM was Cayenne's single largest customer during the year ended December 31, 1997, the transition period ended December 31, 1996 and in each of fiscal 1996 and 1995 when revenue from IBM accounted for 17%, 16%, 15%, and 9% of Cayenne's total revenue, respectively. Cayenne receives revenue from IBM in the form of license fees in connection with its own use of Cayenne products, as well as amounts generated by IBM as a distributor and systems integrator.

CUSTOMER SUPPORT AND SOFTWARE MAINTENANCE

Cayenne believes that high-quality customer service and technical support are essential competitive factors in its marketplace. Through its training, consulting, maintenance, and support services, Cayenne is aware of customers' needs and strives to provide services that will maximize the results achieved by customers using Cayenne's products. Maintenance, support, and training also provide valuable feedback that is used to refine, enhance, and develop Cayenne products.

Customers receive maintenance support from a staff of experienced customer specialists via a telephone "hot line". In the past, software maintenance and support were generally provided without extra charge for ninety days following the initial licensing of a product. The Company has changed this practice and generally no longer provides maintenance and support without charge. Annual maintenance contracts are available for a fixed price per copy. Customers with annual maintenance contracts also receive periodic product upgrades and feature/function enhancements.

TRAINING AND CONSULTING

Cayenne provides conceptual and product-oriented training courses for customers at education facilities in the United States in Bedford (Massachusetts) and New York City as well as Turin, Italy; Munich and Wiesbaden, Germany; Delft, Netherlands and Wokingham, England. Cayenne's international distributors provide training and consulting to customers in their territories. Courses are also available to be customized and delivered at customer sites. The Company has access to training facilities throughout the United States through an arrangement with a partnering vendor.

The Company provides professional services delivered by experienced consultants. These offerings are designed to promote customer success in the planning, implementation, and ongoing use of Cayenne's software products. Cayenne provides consulting services in the following areas: data warehouse services, object oriented development, embedded systems, structured analysis and design, data base design, re-engineering, and package implementations.

MARKETING AND SALES

Cayenne markets its products to Global 2000 companies, government agencies, and organizations of similar size worldwide that use computers and software for complex or enterprise-level applications. Cayenne seeks to promote acceptance of its products among technical personnel, as well as at the management level. Cayenne markets its products through a direct sales force in the United States and through wholly-owned subsidiaries in Germany, Italy, the Netherlands, Singapore, and the United Kingdom. Distributors, agents and other resellers market Cayenne's products in over 40 other countries.

Cayenne promotes a team selling approach in which telemarketing, corporate sales, and field sales representatives work together to identify, qualify, inform, and sell to prospective customers.

In conjunction with its expansion into the client/server and object-oriented development marketplace and in an effort to promote distribution through alternate channels, Cayenne is evaluating alternate distribution channels such as value-added resellers ("VARs") and system integrators worldwide.

Cayenne's marketing program includes advertising, public relations, promotional materials, direct mail, seminars, analyst briefings, user meetings, trade shows and telemarketing. The focus of these efforts is to position Cayenne and the value of Cayenne's solutions to customers as well as industry influencers. Cayenne's technical personnel frequently participate in industry conferences that increase customer awareness of Cayenne's products and its technological innovations. In 1997, Cayenne greatly increased its use of the world wide web for its marketing efforts, providing collateral, communication, evaluation products, and purchasing capability to its web site, www.cayennesoft.com.

Cayenne regards its customer service and support organization as an integral complement to its corporate strategy. Cayenne believes that its reputation for strong after-sale support has helped the Company achieve additional sales, as well as contributing to a high level of customer satisfaction.

PRODUCT DEVELOPMENT AND MANUFACTURING

To date, a significant portion of Cayenne's software products have been developed internally by its employees and consultants. Cayenne has development staff in Bedford, Massachusetts and in Delft, Netherlands. Cayenne continues to develop, maintain and enhance certain of Cayenne's products through an agreement with a development organization in India, allowing Cayenne to realize savings in development costs while maintaining control over the product development process. Cayenne supports development and manufacturing for a family of structured analysis and design and object-oriented products. In developing new products and enhancements, Cayenne uses an integrated engineering approach that emphasizes market-driven quality and customer satisfaction. This approach incorporates the perspectives of customers and functional experts, as well as personnel in the areas of marketing, sales, software engineering, quality assurance, documentation, and customer support.

Cayenne's research and development staff has significant expertise in the technologies bearing on development of software tools, including object oriented development, personal workstations, graphics, expert systems, database design, enterprise modeling, systems analysis, code generators, interface design, operating systems, networks, and language/compiler skills. Cayenne uses its product set in the design of future product enhancements and in the development and deployment of the Company's own internal information systems. For example, Cayenne uses ObjectTeam to design future revisions of ObjectTeam itself. Cayenne uses ClassDesigner to design and develop Terrain.

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

The Company's future financial performance will depend in part on the successful development and introduction of new products and enhancements to existing products, and customer acceptance of these products. Many software companies have experienced delays in completing the development of new products. There can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful introduction and marketing of new and enhanced versions of its products.

During the year ended December 31, 1997, the six-month transition period ended December 31, 1996, and in fiscal 1996 and 1995, Cayenne spent $10.3 million, $5.4 million, $14.4 million, and $17.1 million, respectively, on internal product development. Also during fiscal 1995, the Company recorded a charge for purchased research and development of $7.3 million upon the closing of the acquisition of Westmount Technology B.V.

COMPETITION

The market for application design and development products is highly competitive and characterized by continual change and improvement in technology. The list of Cayenne's principal competitors in sales situations depends on several factors including the solution area, and whether the customer seeks strategic or tactical solutions.

Cayenne's principal competitor in the modeling and database design market is LogicWorks, Inc., which offers the ERWin database design product with some data modeling capabilities built in. It also offers BPWin, a business process modeling product.

In the Structured technical market, Cayenne's primary competitor is Aonix, formerly Interactive Development Environments, Inc. ("IDE") which was recently purchased by Thomson S.A. The product is now called StP (Software thru Pictures).

In the object-oriented market, Cayenne's primary competitors are Rational Software (with its Rose product), Platinum Technology (with Paradigm Plus), and Select Software Tools (with Select/SE). Many other companies produce products that compete with Cayenne and still others might become competitors in the future. As Cayenne expands its product line into new solution areas it is encountering additional competitors. Many of Cayenne's existing and potential competitors have substantially greater financial, marketing, and technological resources than Cayenne. Most notable is Rational Software, which holds the leadership position in the object modeling market, as recently quantified by the International Data Corporation. Although Cayenne was placed second by International Data Corporation, its percentage of the object modeling market was considerably lower than that of Rational Software.

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

PROPRIETARY RIGHTS PROTECTION

Cayenne relies on a combination of copyright, trade secret, patent and trademark laws and license agreements to protect its proprietary rights in technology. Cayenne distributes its products under signed software license agreements that grant customers a perpetual, non-exclusive license to Cayenne's products subject to restrictions on copying, disclosure, usage, decompiling and transferability. The source code for all of Cayenne's products is protected as a trade secret and as an unpublished copyrighted work. In addition, Cayenne has entered into nondisclosure and invention agreements with each of its key technical employees. All products are delivered as object code. All products are protected by a software license module to prevent or reduce the use of illegally copied products.

Charles W. Bachman has assigned to Cayenne United States Patent 4,631,664, "Partnership Data Base Management System and Method." This patent covers the unique internal formats used to store design information in several of Cayenne's products. Mr. Bachman and other inventors have also assigned to Cayenne patents with respect to the systems used in certain Cayenne products for dynamically modeling organizational information systems (United States Patent 5,146,591, "Dynamic Information Management System Utilizing Entity-Relationship Information Model in which the Attribute is Independent of an Entity") and for processing complex information representative of business transactions (United States Patent 5,179,698, "System for Transforming User Data in Accordance with an Algorithm Defined by Design Data and for Evaluating the Transformed Data Against Logical Criteria"). Several additional patents have been granted by the United States Patent and Trademark Office (the "PTO") pertaining to technology used in certain Cayenne's products.

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

EMPLOYEES

As of February 28, 1998, Cayenne employed 324 people worldwide on a full time basis. No employees are represented by a labor union. Cayenne has not experienced any work stoppages and believes its relations with employees are good. Cayenne believes that its future success will depend in part on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software developers and sales and marketing personnel.

ITEM 2. PROPERTIES

Cayenne's executive offices, principal research and development facilities, and principal marketing, customer service and support and production facilities are located in approximately 93,000 square feet of space in a business park in Bedford, Massachusetts. Cayenne occupies that space under a lease expiring April 30, 2005. Cayenne maintains its primary sales and support offices in seven locations in the United States, and its distribution subsidiaries have offices in Wokingham, England; Wiesbaden and Munich, Germany; Singapore; Madrid, Spain; Delft, Netherlands; and Florence, Milan, Rome, and Turin, Italy.

Cayenne believes that its current facilities are sufficient for its current operations and that those facilities will continue to provide adequate space for Cayenne's operations in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially effect the financial position of the Company.

Cayenne has received from Esprit Systems Consulting, Inc. ("Esprit") a Notice of Intent to Arbitrate, claiming that Cayenne is liable to Esprit for approximately $1.6 million under an extension to a contract for software training services to be rendered to Cadre. Esprit subsequently withdrew its Notice of Intent to Arbitrate, but has stated that it intends to proceed with either arbitration or litigation. Cayenne believes that the claim is without merit because, among other things, the contract in question terminated without extension. However, there can be no assurance as to the claim's future course or likely result.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the periods indicated, the range of high and low sales prices for the Company's common stock, as reported by the NASDAQ National Market System. The Company's common stock is traded under the NASDAQ symbol "CAYN" (formerly "BACH"). These prices reflect interdealer prices, without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. In October 1996, the Company changed its fiscal year from June 30 to December 31. Accordingly, the transition period only includes stock prices for the first and second quarters.

                           YEAR ENDED                  TRANSITION PERIOD                 YEAR ENDED
                        DECEMBER 31 1997            ENDED DECEMBER 31, 1996            JUNE 30, 1996
                        ----------------            -----------------------            -------------

                     HIGH             LOW           HIGH             LOW           HIGH                LOW
                   --------       ---------      ---------       ---------      ---------           ------
First Quarter      $  5.875       $   3.937      $   7.125       $    4.00      $   7.875           $  5.75
Second Quarter        4.188           3.250         5.6875          3.8125          10.25             4.625
Third Quarter         3.313           2.125             --              --         11.875              8.25
Fourth Quarter        3.438           1.813             --              --          10.00              6.50

The Company has not declared or paid cash dividends on its common stock and does not plan to pay cash dividends to its stockholders in the near future. The Company presently intends to retain any earnings to finance further growth of its business. As of March 18, 1998, there were 498 stockholders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K:

STATEMENT OF OPERATIONS DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              TRANSITION   PRIOR
                                          YEAR        YEAR       PERIOD    PERIOD
                                          ENDED       ENDED      ENDED     ENDED
                                        DECEMBER    DECEMBER   DECEMBER  DECEMBER                 YEAR ENDED JUNE 30,
                                           31,        31,        31,        31,
                                          1997       1996       1996       1995        1996        1995        1994        1993
                                        -------    --------    -------    -------    --------    --------    --------    --------
                                                  (UNAUDITED)           (UNAUDITED)
Revenues:
   Software license                     $19,474    $ 20,462    $10,131    $15,951    $ 26,282    $ 29,849    $ 36,171    $ 39,780
   Consulting and education
   services                               8,844      11,136      4,684      5,915      12,367      14,306      13,590      13,473
   Maintenance                           21,284      26,032     13,161     14,366      27,237      28,634      27,317      24,245
   Other                                   --          --         --         --          --          --          --           798
                                        -------    --------    -------    -------    --------    --------    --------    --------
     Total revenues                      49,602      57,630     27,976     36,232      65,886      72,789      77,078      78,296
Costs and expenses:
   Cost of revenues

   Cost of software licenses              1,960       3,279      1,521      2,241       3,999       6,105       5,688       4,464
   Cost of consulting and education
   services and maintenance               8,217      10,841      4,975      7,044      12,910      15,953      13,728      13,219
Sales and marketing                      23,636      28,124     12,488     16,978      32,614      37,656      41,375      47,055
Research and development                 10,290      11,902      5,411      7,957      14,448      17,059      20,128      14,790
General and administrative                5,960       7,467      3,307      4,370       8,530       8,062       7,783       9,946
Restructuring and other costs             1,544       7,425      6,300      1,694       2,819       5,483        --         9,744
Charge for purchased
research and development                   --          --         --          158         158       7,300       1,736        --
                                        -------    --------    -------    -------    --------    --------    --------    --------
     Total costs and expenses            51,607      69,038     34,002     40,442      75,478      97,618      90,438      99,218
                                        -------    --------    -------    -------    --------    --------    --------    --------
Loss from operations                     (2,005)    (11,408)    (6,026)    (4,210)     (9,592)    (24,829)    (13,360)    (20,922)
Interest income (expense), net             (215)       (695)      (225)       (77)       (547)        202         485         669
Other income (expense), net                (287)        309        282       (111)        (84)         34          80         273
                                        -------    --------    -------    -------    --------    --------    --------    --------
Loss before provision for income
taxes                                    (2,507)    (11,794)    (5,969)    (4,398)    (10,223)    (24,593)    (12,795)    (19,980)
Provision for income taxes                  726       1,119        399        404       1,124         297         407          94
                                        -------    --------    -------    -------    --------    --------    --------    --------
     Net loss                           $(3,233)   $(12,913)   $(6,368)   $(4,802)   $(11,347)   $(24,890)   $(13,202)   $(20,033)
                                        -------    --------    -------    -------    --------    --------    --------    --------
Dividends on Preferred stock                186        --         --         --          --          --          --          --
                                        -------    --------    -------    -------    --------    --------    --------    --------
     Loss applicable to common
     shareholders:                      $(3,419)   $(12,913)   $(6,368)   $(4,802)   $(11,347)   $(24,890)   $(13,202)   $(20,033)
                                        -------    --------    -------    -------    --------    --------    --------    --------
---------------------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per share    $ (0.19)   $  (0.75)   $ (0.36)   $ (0.32)   $  (0.71)   $  (1.86)   $  (1.06)   $  (1.72)
                                        -------    --------    -------    -------    --------    --------    --------    --------
Weighted average number of common
shares outstanding                       18,410      17,139     17,590     15,103      15,914      13,350      12,484      11,647
                                        -------    --------    -------    -------    --------    --------    --------    --------

BALANCE SHEET DATA
(in thousands)

                                      YEAR    TRANSITION PERIOD
                                      ENDED         ENDED
                                   DECEMBER 31,  DECEMBER 31,            YEAR ENDED JUNE 30,
                                       1997          1996       1996       1995       1994      1993
                                     -------       --------    -------   --------    -------   -------
    Working capital                  $ 2,913       $ (3,940)   $   499   $ (1,638)   $ 8,193   $21,334
    Total assets                      26,324         22,236     34,099     35,384     46,439    62,481
    Long-term obligations                124            106      2,096      2,534       --       2,551
    Preferred Stock                      310           --         --        5,493       --        --
    Stockholders' equity (deficit)     6,021           (655)     2,624     (2,753)    17,336    28,229

--------------------
     The above tables reflect the results of the combined company. The Company's fiscal 1996 results have been combined with Cadre's results for the twelve months ended June 30, 1996. The Company's results for fiscal 1995, 1994 and 1993 have been combined with Cadre's calendar year end results for the same period. In this presentation, Cadre's financial data for the period July 1, 1995 to December 31, 1995 is included in both the periods ended June 30, 1996 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cayenne Software, Inc. (formerly Bachman Information Systems, Inc.) ("Cayenne" or the "Company"), organized as a corporation in 1983, develops, markets and supports a comprehensive suite of workgroup-to-enterprise analysis and design solutions for the practical challenges software developers face every day. Global 2000 companies and government agencies around the world use Cayenne products as they develop, implement, and maintain enterprise-wide, business-critical information systems, such as billing, trading, and customer support applications, as well as mission-critical technical embedded systems such as telecommunications switching software, aeronautics, and navigation systems.

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

In October 1996, the Company changed its fiscal year end from June 30th to December 31st. As a result the period from July 1, 1996 through December 31, 1996 was designated as "the transition period." For presentation and comparative purposes the year ended December 31, 1996 is presented as unaudited and represents the period from January 1 st to December 31st.

This Annual Report may contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include without limitation, those set forth below under the caption "Factors That May Affect Future Results."

RESULTS OF OPERATIONS
OVERVIEW

To be competitive in a changing technological market, Cayenne has continued to develop its own technology as well as acquire technology through acquisition. As a result of acquiring technology through merger and acquisitions, the Company has been burdened with larger expense structures. Consequently, it became necessary to align expense levels with the revenue generated from operations. Therefore, expenses have been reduced in each of the last three years either through cost cutting or restructuring activities. Product lines that have not been in line with the strategic direction of the Company have been dropped. Dropping certain product lines has also caused revenue to decline. Revenue generated from new product development and technology has increased over the past year, but this increase has not offset the decline in revenues from older product lines. The Company has incurred substantial net losses in the transition period ended December 31, 1996 and fiscal periods ended June 30, 1996 and 1995. Although a loss has been recorded in the current year ended December 31, 1997, the loss has decreased from the levels of the previous two years.

IBM was Cayenne's single largest customer during the year ended December 31, 1997, the transition period ended December 31, 1996 and in the previous fiscal years ended June 30, 1996 and 1995 when revenue from IBM (including license and maintenance fees paid by IBM in connection with its own use of Cayenne products, as well as amounts paid by IBM as a distributor and systems integrator) accounted for 17%, 16%, 15%, and 9% of Cayenne's total revenue, respectively.

While Cayenne expects its broadened focus will benefit Cayenne in the long-term, there can be no assurance that the foregoing trends will not materially adversely affect either the success with which Cayenne develops, supports, and sells products for use with IBM and IBM-compatible computers and systems or the extent to which IBM continues to be a customer of Cayenne.

REVENUES

The Company has seen its revenue decline for several years. In general, the drop in revenue was the result of: 1) the merger of Bachman and Cadre, where some product lines were dropped in order to better focus development resources, 2) reduced defense spending which led to consolidation of large defense contractors where the Company has a large presence in the technical embedded market for its TeamWork products, and 3) a delay in getting its object oriented products to market. These three issues have been partially addressed due to the fact the merger of Bachman and Cadre to form Cayenne is complete, non-producing product lines have been dropped and the Company's resources are focused on products such as ObjectTeam. The Company plans to continue to enhance its product offerings through development efforts, strategic alliances and acquisitions to improve its competitive position.

The Company's revenues are currently derived from three sources: (i) fees for the perpetual license of the company's proprietary software products, (ii) fees from sales of consulting and education services, and (iii) maintenance fees for maintaining, supporting and providing periodic upgrades of the Company's software products.

TWELVE MONTHS ENDING DECEMBER 31, 1997 COMPARED TO 1996

SOFTWARE LICENSES. Software license revenue in 1997 was $19.5 million compared to $20.5 million for 1996. Although there was a drop in revenues of $1.0 million, or 5%, year to year, this compares to the software license revenue drop from calendar year 1995 to 1996 of 38%. In prior years license revenues were decreasing in response to two main factors: 1) a transition from mature OS/2 platform and structured (UNIX) tools to new Windows based and object oriented tools with sales of the newer products not offsetting the decline in mature products, and 2) industry consolidation in the technical embedded markets (military/aerospace) where the Company's structured products on UNIX platforms had large market presence. While these two factors also contributed to the software license decline of 5% in 1997, the impact was significantly reduced from 1996.

Total license revenues in the United States and the United Kingdom declined 3% and 23%, respectively; the drop in the United Kingdom revenue was mainly attributable to personnel turnover. Total license revenue in Italy increased 20% from 1996 to 1997 and is attributable to strong customer acceptance of the Company's Windows based business modeling and database design products.

CONSULTING AND EDUCATION SERVICES. Consulting and education services revenue was $8.8 million in 1997 compared to $11.1 million in 1996 for a decrease of $2.3 million. The $2.3 million drop was attributable to: 1) the Company's new products which are based on Windows NT/95 platforms and are easier to use and therefore require less training, 2) many of the Company's software licenses were sold into existing sites where companies use in-house training, and 3) certain Cayenne product lines that required extensive training are being phased out. Consulting and education revenue in Italy decreased 17% due mainly to customers transitioning from mainframe products to Windows based products while in the United States, where training and consulting revenue dropped 26%, the decline was due mainly to the selling of licenses to existing customers.

MAINTENANCE. Maintenance revenue for annual maintenance contracts is deferred and recognized ratably over the term of the agreement. Maintenance revenue for 1997 was $21.3 million compared to $26.0 million for 1996. This was a $4.7 million, or 18% drop. In general, maintenance revenue trends follow software license revenue trends. Because maintenance revenue is recognized ratably over the life of the contract, the change in maintenance revenue, year over year, relative to the change in software license revenue, lags by as much as year. The 38% decline in software license revenue from calendar 1995 to 1996 resulted in reduced maintenance revenue in 1997.

COST OF REVENUES. The Company's cost of software licenses includes product packaging, documentation, media and royalties to third parties, as well as the amortization of capitalized software development costs. Costs of consulting and education services and maintenance includes personnel, travel and occupancy costs connected with providing such services.

Cost of software licenses was $2.0 million or 4% of revenue for 1997 compared with $3.3 million or 6% of revenue in 1996. The $1.3 million decrease in 1997 expenses reflects reduced sales of third party product for which the Company pays a royalty to resell as well as reduced manufacturing costs through improved efficiencies. Additionally, amortization related to WindTunnel was $0.2 million in 1996 compared to $0 in 1997. The Company's determined in June 1996 that the WindTunnel product was no longer consistent with the Company's objectives.

Cost of consulting, education and maintenance was $8.2 million or 17% of revenue for 1997 compared with $10.8 million or 19% of revenue in 1996. The $2.6 million decrease in 1997 correlates to the direct effort of the Company to reduce training and consulting requirements as reflected in the drop in training and consulting revenue.

SALES AND MARKETING. Sales and marketing expenses were $23.6 million or 48% of revenue in 1997 compared with $28.1 million or 49% of revenue in 1996. The $4.5 million decrease in expenses during 1997 reflects reduced marketing expenses including trade show attendance and advertising together with reduced staffing in North America and international subsidiary operations.

RESEARCH AND DEVELOPMENT. Cayenne's belief that product and technical leadership are critical to its success has resulted in a high level of expenditures for research and development. During 1997, the Company focused the majority of its research and development efforts on the release of new products and the refreshing of the existing product lines to prolong their lives. Research and development expenses were $10.3 million or 21% of revenue in 1997 compared with $11.9 million or 21% of revenue in 1996. The $1.6 million decrease in expenses during 1997 reflects reduced staffing as a result of attrition and reduced software development from third party developers.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $6.0 million or 12% of revenue in 1997 compared with $7.5 million or 13% of revenue in the 1996. The $1.5 million decrease in expenses during 1997 reflects lower levels of staffing which were the result of both attrition and the elimination of redundant positions.

NON-RECURRING COSTS. The Company recorded a non-recurring charge of $1.9 million in the fourth quarter of 1997 related to management changes and realignment of the sales organization, moving the corporate headquarters to another facility, and the write-off of purchased software. Included in the $1.9 million was a charge of $1.0 million related to management changes and other initiatives taken to improve sales and operating efficiencies. Also, included in the charge was $.3 million related to the move of its headquarters and principal facilities from Burlington to Bedford, Massachusetts. Additionally the Company reviewed its product strategy and determined that purchased software principally related to the Westmount acquisition no longer matched the current strategic direction of the Company. As a result of the subsequent review of the purchased software's net realizable value the Company recorded a charge of $.6 million to appropriately reflect the purchased software's net realizable value. During the quarter ended March 31, 1997 the Company evaluated its restructuring reserve and determined that amounts provided for in previous restructuring actions were no longer required. As a result, the Company recorded a benefit of approximately $.4 million.

During the year ended December 31, 1996 and in conjunction with the contemplated merger between Cayenne and Cadre, the Company reviewed its product strategy and determined that several products including WindTunnel were no longer consistent with the Company's objectives. Accordingly, the Company evaluated the net realizable value of the related intangible assets and recorded a charge of approximately $1.1 million principally related to the write-off of the intangible asset acquired as part of its acquisition of WindTunnel Software, Inc. ("WindTunnel"). (See, also, Note 13 to Notes to Consolidated Financial Statements.) In addition, the Company recorded a restructuring charge of $6.3 million during year ended December 31, 1996. Included in the charge was $1.6 million of employee related termination expenses, $1.3 million of legal, accounting, investment banking and other professional fees, $1.4 million of facility closure and consolidation expenses, and $2.0 million of other miscellaneous expenses associated with the consolidation of the two companies and the company name change.

     EFFECT OF INTERNATIONAL OPERATIONS ON INCOME (LOSS) FROM OPERATIONS

                                                                       TRANSITION      PRIOR
                                               YEAR         YEAR         PERIOD       PERIOD              YEAR
                                               ENDED        ENDED         ENDED        ENDED             ENDED
                                             DECEMBER     DECEMBER      DECEMBER     DECEMBER           JUNE 30,
                                                31,          31,           31,          31,       ---------------------
                                               1997         1996          1996         1995          1996        1995
                                           -----------  -----------   -----------  -----------    ----------  ---------
          INCOME (LOSS) FROM OPERATIONS

          United States                      $  6,663     $ (1,428)     $ (1,239)   $ (3,308)     $ (3,497)  $  (9,419)
          Italy                                  (873)        (868)          113       1,317           336        (540)
          United Kingdom                       (1,345)      (1,809)       (1,194)       (481)       (1,096)     (2,044)
          Rest of World                        (6,450)      (7,303)       (3,706)     (1,738)       (5,335)    (12,826)
                                             $ (2,005)    $(11,408)     $ (6,026)   $ (4,210)     $ (9,592)  $ (24,829)

Year over year improvement was achieved in the United States operations when the result was improved from a loss of $(1.4) million to a profit of $6.7 million. This improvement is attributable to cost containment and expense reduction measures across all areas of functional spending. In the United Kingdom and rest of world the revenue decline in 1997 from 1996 was greater than the reduction in expenses.

OTHER INCOME (EXPENSE), NET. Interest expense decreased in 1997 over 1996 primarily due to the termination of a factoring agreement in 1996 and lower levels of borrowing. Interest income also declined in 1997 as the cash available for investment purposes declined during the early portion of 1997. Other income decreased in 1997 as the Company recorded a currency loss for the year of $504,000.

PROVISIONS FOR INCOME TAXES. The tax provision for the years ended December 31, 1997 and 1996, was composed primarily of foreign withholding taxes and income taxes related to the profitability of certain foreign subsidiaries. At December 31, 1997, the Company has a deferred tax asset of approximately $40.0 million composed principally of net operating loss carryforwards, which was offset fully by a valuation allowance due to the uncertainty of realization. See note 5 in the Notes to Consolidated Financial Statements and factors that may effect future results.

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

MAINTENANCE Maintenance revenue for the six month transition period ended December 31, 1996 amounted to $13.2 million compared to $14.4 million for the comparable period of the prior year. Maintenance revenue in Italy and the United Kingdom increased by $0.5 million and $0.2 million or 54% and 10%, respectively. Increased maintenance revenue in Italy and the United Kingdom resulted from increased penetration of international markets in the prior year combined with an increased portion of the customer base that renewed maintenance contracts. Maintenance revenue in the United States declined $1.4 million or 17% due to industry consolidation in the technical embedded market place, and the aforementioned market place migration to client/server and object-oriented tools and fewer customers renewing their maintenance contracts on mainframe and structured analysis tools. Although maintenance revenue from the Company's client/server and object-oriented tools has not fully offset the decline in maintenance revenue from its mainframe and structured analysis and design tools to date, maintenance revenue from those products grew in the transition period ended December 31, 1996 as compared to the comparable period of the prior year and the renewal rate has remained relatively constant.

COST OF REVENUES. Cost of software licenses were $1.5 million or 5% of revenue during the six month transition period ended December 31, 1996 compared with $2.2 million or 6% of revenue in the comparable period of 1995. The $.7 million decrease in 1996 expenses reflects reduced sales of third party product for which the Company pays a royalty to resell as well as reduced manufacturing costs consistent with lower revenues. Additionally, amortization related to WindTunnel was $0 in the transition period compared to $.2 million in the same period of the prior year. This reduction is directly related to the Company's determination in June, 1996 that the WindTunnel product was no longer consistent with the Company's objectives.

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

SALES AND MARKETING. Sales and marketing expenses were $12.5 million or 45% of revenue during the six month transition period ended December 31, 1996 compared with $17.0 million or 47% of revenue in the comparable period of 1995. The $4.5 million decrease in expenses during the transition period primarily reflects reduced marketing expenses, including trade show attendance and advertising, together with reduced staffing in North America and international subsidiary operations as a result of attrition and the merger.

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

NON-RECURRING COSTS. On July 18, 1996, the Company acquired Rhode Island-based Cadre in a merger transaction accounted for as a pooling of interests. In conjunction with the merger, and to reflect costs associated with combining the operations of the two companies, transaction fees, and other costs, the Company recorded a restructuring charge of $6.3 million during the six month transition period ended December 31, 1996. Included in the charge was $1.6 million of employee related termination expenses, $1.3 million of legal, accounting, investment banking and other professional fees, $1.4 million of facility closure and consolidation expenses, and $2.0 million of other miscellaneous expenses associated with the consolidation of the two companies and the company name change. This compares to a $1.7 million charge recorded in the comparable period of 1995 related to the Company's acquisition of Westmount Technologies B.V. ("Westmount") which included primarily employee related termination expenses.

EFFECT OF INTERNATIONAL OPERATIONS ON INCOME (LOSS) FROM OPERATIONS

In addition to the factors listed above, the operations of the Company's international subsidiaries significantly affected results of operations during the six month transition period ended December 31, 1996 and the comparable period of 1995.

The loss from operations -- United States and rest of world --was $4.9 million during the transition period versus $5.0 million compared to the corresponding period of the prior year due to reduced spending in the sales and marketing, research and development and general and administrative areas. These savings were offset by the aforementioned restructuring charge of approximately $5.6 million in the United States and $0.2 million in Rest of World. A similar charge of $1.7 million was recorded in the comparable period of 1995.

The Company's Italian subsidiary reported income from operations of $0.1 million during the transition period compared to $1.3 million in the corresponding period in the prior year. The lower net income is principally due to a series of significant orders received from a large systems integrator during December 1995, which were not duplicated during the transition period.

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

TWELVE MONTHS ENDING JUNE 30, 1996 COMPARED TO 1995

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

MAINTENANCE Maintenance revenue amounted to $27.2 million compared to $28.6 million for the comparable period of the prior fiscal year. Maintenance revenue in Italy and the United Kingdom increased by $0.5 million and $0.1 million or 42% and 2%, respectively. The increase in maintenance revenue in Italy and United Kingdom resulted from increased penetration of the international markets along with an increase in the portion of the customer base that renewed maintenance contracts. Maintenance revenue in the United States declined by $0.3 million or 2% primarily from the aforementioned market place migration to client/server and object-oriented tools and fewer customers renewing their maintenance contracts on mainframe and structured analysis based tools. Maintenance revenue, rest of world, declined $1.7 million or 22% due to a decrease in the portion of customers renewing maintenance contracts and a decline in new license revenues. The aggressive migration from mainframe and structured products to client/server and object-oriented products has resulted in an increased number of customers not renewing their maintenance contracts. The Company's client/server and object-oriented products were introduced late in fiscal 1995 and have not offset the declines in mainframe and structured revenues.

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

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $8.5 million or 13% of revenue during fiscal 1996 compared with $8.1 million or 11% or revenue in the comparable period of 1995.

NON-RECURRING COSTS. During fiscal 1996, and in conjunction with the contemplated merger between Cayenne and Cadre, the Company reviewed its product strategy and determined that several products including WindTunnel were no longer consistent with the Company's objectives. Accordingly, the Company evaluated the net realizable value of the related intangible assets and recorded a charge of approximately $1.1 million principally related to the write-off of the intangible asset acquired as part of its acquisition of WindTunnel Software, Inc. ("WindTunnel"). (See, also, Note 13 to Notes to Consolidated Financial Statements.)

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued (SFAS No. 131) "Disclosures About Segments of an Enterprise and Related Information", which will require adoption during the year ended December 31, 1998. This statement established standards for the way public enterprises report information about operating segments in annual reports. The Company is in the process of determining the effect of adoption of this statement on its consolidated financial statement disclosures.

In October 1997, Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt the guidelines of SOP 97-2 as of January 1, 1998 and its adoption is not expected to have a material impact on the Company's financial results.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997 the Company's principal sources of liquidity included cash and cash equivalents aggregating $9.2 million and a secured bank line of credit in the amount of $5.0 million discussed below. At December 31, 1997, cash and cash equivalents increased $5.1 million from the previous year ended December 31, 1996. Cash was principally impacted by the private placement of $9.9 million of Convertible Preferred Stock which was offset by the decline in customer maintenance contracts, increased capital spending, and the loss from operations during the year. The Company's principal long-term cash commitments are for office space operating leases.

On December 31, 1997, Cayenne had no material commitments for capital expenditures.

On November 3, 1997, the Company renewed its revolving credit agreement with a bank to borrow up to $5.0 million in order to extend its term through October 5, 1998 and to amend financial and operating covenants and other provisions of the agreement. The loan is contingent upon meeting certain financial and operating covenants at the time of any borrowing and over the life of the loan. The loan is secured by all of the assets of the Company and any borrowing amounts are tied to a percentage of qualified accounts receivable outstanding at the time of any borrowing. The financial covenants, which were amended, include a quarterly minimum net worth covenant of $5.5 million and liquidity (generally defined as cash and cash equivalents plus eligible domestic accounts receivable and eligible international accounts receivable less any indebtedness to the bank) at the end of each quarter. The Company was in compliance with the covenants as of December 31, 1997. At December 31, 1997, the borrowing base under the revolving credit agreement was approximately $3.7 million. The Company had approximately $2.4 million outstanding against the line of credit at December 31, 1997.

On January 2, 1997, the Company raised approximately $3.0 million in a private placement of 150,000 shares of Series B Convertible Preferred Stock and the issuance of 350,000 warrants to purchase the Company's Common Stock. On July 18, 1997, the Company raised approximately $2.0 million in a private placement of 100,000 shares of Series C Convertible Preferred Stock and the issuance of warrants to purchase 233,332 shares of the Company's Common Stock. On August 28, 1997, the Company raised approximately $5.0 million in a private placement of 250,000 shares of Series D Convertible Preferred Stock and the issuance of 583,332 warrants to purchase the Company's Common Stock. Each share of Convertible Preferred Stock is entitled to earn dividends at a rate of 5% per annum, payable upon conversion, in cash or stock, at the option of the Company. Each share of Convertible Preferred Stock is convertible into shares of Common Stock at a rate determined by the lower of the average quoted market price of the common stock for either (i) the ten trading days preceding the date of issuance or (ii) any five trading days during any period of thirty trading days before the conversion. All outstanding and unconverted shares of preferred stock may be converted, at the option of the Company, two years from the date the securities were declared effective and at a specified conversion price. The warrants issued by the Company in conjunction with the closing of each of the private placements, are for the purchase of shares of the Company's Common Stock at exercise prices ranging from 120% to 150% of the price set forth in clause (i) above and having varying expiration dates from three to five years. The warrants issued with these offerings were valued at $1,724,000 and are included in additional paid in capital. The shares of Common Stock underlying the Convertible Preferred stock and warrants are entitled to registration rights under terms of the registration rights agreement dated for each of the offering dates. As of December 31, 1997 all shares of the Series B and 40,000 shares of the Series D Convertible Preferred Stock had been converted into common stock. All shares of Series C Convertible Preferred Stock were converted in 1998.

Cash expenditures for restructuring activities were approximately $5.2 million during the six-month transition period ended December 31, 1996, including $0.5 million related to restructuring effected by Cadre prior to the merger. The Company currently estimates that cash expenditures for previous restructuring actions in 1998 will be approximately $0.1 million. Cash expenditures related to the one time charge taken in 1997 will be approximately $.7 million in 1998. The Company believes that it has adequately provided for all restructuring actions taken to date.

With the additional $10.0 million the Company raised in 1997 through the private placement and with its revolving credit agreement, the Company anticipates that existing cash balances and funds generated from operations will provide sufficient cash resources to finance its current operations, and projected capital expenditures through 1998. Thereafter, the Company's cash requirements will depend upon the results of future operations, which cannot be foreseen. There can be no assurance that the Company will be able to meet its loan covenants, achieve its operating plan and return to profitability, and the failure to do so may have a material adverse impact on the Company's business and operations.

FOREIGN CURRENCY

All of Cayenne's foreign sales, other than those of its foreign subsidiaries, are invoiced and collected in United States dollars. Early in 1997 the dollar experienced a significant rise in value against other currencies in which the Company does business. This increase resulted in a foreign currency exposure and Cayenne recorded a foreign exchange loss for the year ended December 31, 1997 in the amount of $504,000 (most of the loss was incurred in the first quarter). Cayenne is trying to mitigate the effect of changes in foreign currency rates by entering into foreign exchange contracts. On December 31, 1997 the Company held approximately $2.6 million in foreign exchange contracts. The Company had experienced no significant gains or losses on foreign currency transactions or translations during the six-month transition period ended December 31, 1996 or in fiscal 1996 and 1995. No assurance can be given, however, that it will not experience such material effects in 1998.

INFLATION

To date, inflation has not had a material impact on Cayenne's revenues or income.

QUARTERLY PERFORMANCE

Cayenne's revenues vary from quarter to quarter; historically, the largest portion of Cayenne's revenue has been recognized during the December quarter. The September quarter is traditionally Cayenne's slowest. Cayenne has also frequently recognized more revenue in the last month of each quarter than in either of the preceding two months. Cayenne believes these quarterly and monthly patterns have been partly attributable to Cayenne's sales commission policies, which compensate sales personnel for meeting or exceeding annual quotas, and to the budgeting and purchasing cycles of customers. To the extent that this pattern continues, the failure to achieve such revenue in the last weeks of the quarter may result in a adverse material impact on revenue. In addition, Cayenne's revenue and earnings have fluctuated historically, and may fluctuate in the future, due to the timing of large individual orders. In the fourth quarter of 1997 the Company received an order totaling $1.0 million. In the second quarter of fiscal 1996, the Company had a series of significant orders from a major systems integrator totaling $2.4 million. The Company completed an order for approximately $1.1 million from an international customer in the third quarter of fiscal 1995.

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

Technological Change

The Company's future operating results are dependent on its ability to develop product and market new and innovative products and services. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company bring to market in a timely fashion new products and services which meet customers' changing needs.

Fluctuations in Operating Results

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

Competition

The Company operates in a highly competitive environment and in a highly competitive industry, which include intense competition for skilled employees. Because of the complexity of the Company's products, the Company relies heavily on experienced and skilled employees both in the technical area and the sales area. The loss of any experienced and skilled employee could impact the Company's actual operating results or future results of operations.

Risk of Distribution Channels

The Company offers its products and services directly and through indirect distribution channels. Changes in the financial condition of, or the Company's relationship with, distributors and other indirect channel partners could cause actual operating results to vary from those expected.

Economic Uncertainty and Currency Risk

The Company does business worldwide. Global and/or regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, currency fluctuations, changes in monetary policy and tariffs, and federal, state and international laws could impact the Company's financial condition or future results of operations.

Volatility of Stock Price

The market price of the Company's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the information technology industry, as well as general economic conditions and other factors external to the Company.

Year 2000 Compliance

The Company recognizes the importance of meeting year 2000 compliance for its software products and internal operations. All of the Company's software products are year 2000 compliant. The operational issues associated with meeting year 2000 compliance are being addressed with the installation of a new software business information system. The new installation is planned to be operational in all United States and subsidiary locations at or around year-end 1998. The Company is continuing to assess the impact of year 2000 on its suppliers and vendors. Problems in meeting year 2000 compliance could impact the Company's actual operating results or future results of operation.

Significant Customer Risk

Cayenne has several large customers. The loss of any these customers, through industry consolidation or otherwise, will materially affect operating results.

Revenue Risk

The Company's strategy to stem revenue decline is based on the transition from the Company's OS/2 platform and Structured Unix tools to new windows-based and object oriented products. If revenues from the OS/2 and Unix products continue to decline, there can be no assurance that these new products will be accepted by customers and will generate revenues sufficient to offset any decline.

Litigation Risk

The future course of a current large claim against the Company could impact the Company's actual operating results or future results of operations.

Industry Consolidation

Many of the Company's competitors have significantly greater financial resources than the Company. In addition, the trend towards industry consolidation among the Company's competitors has given these competitors the ability to offer a wider range of products and services than those available from the Company. This ability may give these competitors marketing and discounting advantages not available to the Company.

           ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CAYENNE SOFTWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  PAGE
Report of Independent Accountants................................................  28
Report of Independent Accountants................................................  29
Consolidated Balance Sheets as of December 31, 1997 and 1996 and
June 30, 1996....................................................................  30
Consolidated Statements of Operations for the years ended December 31, 1997 and 1996, the transition period from July 1, 1996 to December 31, 1996, the six-month period ended December 31, 1995 and the years ended
June 30, 1996 and 1995...........................................................  31
Consolidated Statements of Stockholders' Equity (Deficit) for the year ended
December 31, 1997, the transition period from July 1, 1996 to December 31, 1996 and the years ended June 30, 1996, and 1995......................................  32
Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996, the transition period from July 1, 1996 to December 31, 1996, the six-month period ended December 31, 1995 and the years ended
June 30, 1996 and 1995...........................................................  33
Notes to Consolidated Financial Statements.......................................  34

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
CAYENNE SOFTWARE, INC.:

We have audited the accompanying consolidated balance sheets of Cayenne Software, Inc. as of December 31, 1997 and 1996 and June 30, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1997, the six-month period ended December 31, 1996 and the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cayenne Software, Inc. as of December 31, 1997 and 1996 and June 30, 1996 and the consolidated results of its operations and its cash flows for the year ended December 31, 1997, the six-month period ended December 31, 1996 and the year ended June 30, 1996, in conformity with generally accepted accounting principles.

The financial statements give retroactive effect to the merger of Cayenne Software, Inc. and Cadre Technologies Inc. on July 18, 1996, which has been accounted for as a pooling of interests as described in Note 2 of notes to the consolidated financial statements. We previously audited and reported on the consolidated statements of operations, stockholders' equity (deficit) and cash flows of Cayenne Software, Inc. for the year ended June 30, 1995, prior to their restatement for the 1996 pooling of interests. The contribution of Cayenne Software, Inc. to revenues represented 46 percent and to net loss represented 41 percent of the respective restated totals for the year ended June 30, 1995. Separate financial statements of Cadre Technologies Inc. included in the restated consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 1995 were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 1995, after restatement for the 1996 pooling of interests, and, in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 of notes to the consolidated financial statements.

                                                   /s/ COOPERS & LYBRAND L.L.P.

BOSTON, MASSACHUSETTS
FEBRUARY 18, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS' OF
CADRE TECHNOLOGIES INC.:

We have audited Cadre Technologies Inc. and its subsidiaries' (the "Company") consolidated statements of operations, stockholders' (deficiency) equity, and cash flows for the year ended December 31, 1995 (none of which are presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Cadre Technologies Inc. and its subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

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

BOSTON, MASSACHUSETTS                                 /s/ DELOITTE & TOUCHE LLP
FEBRUARY 2, 1996

                             CAYENNE SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          DECEMBER 31, DECEMBER 31,   JUNE 30,
                                                                             1997         1996         1996
                                                                           ---------    ---------    ---------
                                  ASSETS
Current assets:
     Cash and cash equivalents                                             $   9,225    $   4,150    $  14,690
     Trade accounts receivable, less allowance for sales returns and
     doubtful accounts                                                        12,200       13,320       12,445
     Prepaid expenses and other current assets                                 1,667        1,375        2,743
                                                                           ---------    ---------    ---------
          Total current assets                                                23,092       18,845       29,878
Property and equipment, less accumulated depreciation and amortization         2,918        2,256        2,723
Capitalized software costs, less accumulated amortization of $0, $266
and $186 at December 31, 1997 and 1996, and June 30, 1996, respectively,        --            534          614
Other assets                                                                     314          601          884
                                                                           ---------    ---------    ---------
Total assets                                                               $  26,324    $  22,236    $  34,099
                                                                           =========    =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

     Short term debt                                                       $   2,359    $   2,820    $   3,852
     Accounts payable                                                          2,456        2,363        3,093
     Accrued expenses                                                          1,617        1,422        2,077
     Accrued compensation and benefits                                         3,233        3,415        3,317
     Accrued restructuring and other costs (Note 13)                           1,152        1,703          779
     Income and other taxes payable                                            1,121          909        1,967
     Obligations under capital lease                                             327          561          580
     Deferred revenue                                                          7,914        9,592       13,714
                                                                           ---------    ---------    ---------
          Total current liabilities                                           20,179       22,785       29,379
Convertible long-term debt                                                      --           --          1,789
Obligation under capital lease                                                   124          106          307
Commitments and contingencies (Note 7)
Total stockholders' equity (deficit):

     Series C Convertible Preferred Stock, $1.00 par value;
     (liquidation preference $20.00 per share) 150 shares authorized; 100
     shares outstanding at December 31, 1997                                     100         --           --
     Series D Convertible Preferred Stock, $1.00 par value; (liquidation preference $20.00 per share) 300 shares authorized; 210 shares
     outstanding at December 31, 1997                                            210         --           --
     Common stock, $.01 par value; 52,400 shares authorized;
     19,179, 17,695 and 17,225 shares issued and outstanding at
     December 31, 1997 and 1996,
     and June 30, 1996, respectively                                             192          177          172
     Additional paid-in capital                                              113,089      102,935      100,301
     Accumulated deficit                                                    (107,125)    (103,706)     (97,338)
     Accumulated other comprehensive (loss)                                     (445)         (61)        (511)
                                                                           ---------    ---------    ---------
          Total stockholders' equity (deficit)                                 6,021         (655)       2,624
                                                                           ---------    ---------    ---------
Total liabilities and stockholders' equity (deficit)                       $  26,324    $  22,236    $  34,099
                                                                           =========    =========    =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                      THE CONSOLIDATED FINANCIAL STATEMENTS

                             CAYENNE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           TRANSITION     PRIOR
                                                 YEAR        YEAR             PERIOD     PERIOD
                                                 ENDED       ENDED            ENDED       ENDED          YEAR ENDED
                                              DECEMBER 31, DECEMBER 31,    DECEMBER 31, DECEMBER 31,      JUNE 30,
                                                 1997        1996             1996        1995        1996        1995
                                               --------    --------         --------    --------    --------    --------
                                                          (UNAUDITED)                  (UNAUDITED)
Revenues:
     Software license                          $ 19,474    $ 20,462         $ 10,131    $ 15,951    $ 26,282    $ 29,849
     Consulting and education
     services                                     8,844      11,136            4,684       5,915      12,367      14,306
     Maintenance                                 21,284      26,032           13,161      14,366      27,237      28,634
                                               --------    --------         --------    --------    --------    --------
          Total revenues                         49,602      57,630           27,976      36,232      65,886      72,789
Costs and expenses:
     Cost of revenues
     Cost of software licenses                    1,960       3,279            1,521       2,241       3,999       6,105
     Cost of consulting and education
     services and maintenance                     8,217      10,841            4,975       7,044      12,910      15,953
Sales and marketing                              23,636      28,124           12,488      16,978      32,614      37,656
Research and development                         10,290      11,902            5,411       7,957      14,448      17,059
General and administrative                        5,960       7,467            3,307       4,370       8,530       8,062
Non-recurring costs (Note 13)                     1,544       7,425            6,300       1,694       2,819       5,483
Charge for purchased research and
development (Note 2)                               --          --               --           158         158       7,300
                                               --------    --------         --------    --------    --------    --------
Total costs and expenses                         51,607      69,038           34,002      40,442      75,478      97,618
                                               --------    --------         --------    --------    --------    --------
Loss from operations                             (2,005)    (11,408)          (6,026)     (4,210)     (9,592)    (24,829)
Interest income                                     193         455               71         212         596         758
Other income (expense), net                        (287)        309              282        (111)        (84)         34
Interest expense                                    408       1,150              296         289       1,143         556
                                               --------    --------         --------    --------    --------    --------
Loss before provision for income taxes           (2,507)    (11,794)          (5,969)     (4,398)    (10,223)    (24,593)
Provision for income taxes                          726       1,119              399         404       1,124         297
                                               --------    --------         --------    --------    --------    --------
    Net loss                                     (3,233)    (12,913)          (6,368)     (4,802)    (11,347)    (24,890)
Dividends on preferred stock                        186        --               --          --          --          --
                                               --------    --------         --------    --------    --------    --------
Loss applicable to common shareholders           (3,419)    (12,913)          (6,368)     (4,802)    (11,347)    (24,890)
Other comprehensive loss:
Foreign currency translation adjustment            (384)        769              450        (118)        201        (204)
                                               --------    --------         --------    --------    --------    --------
    Comprehensive loss                         $ (3,803)   $(12,144)        $ (5,918)   $ (4,920)   $(11,146)   $(25,094)
                                               --------    --------         --------    --------    --------    --------

Basic and diluted earnings per share           $  (0.19)   $  (0.75)        $  (0.36)   $  (0.32)   $  (0.71)   $  (1.86)
                                               --------    --------         --------    --------    --------    --------
Weighted average number of common
shares outstanding                               18,410      17,139           17,590      15,103      15,914      13,350
                                               --------    --------         --------    --------    --------    --------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                      THE CONSOLIDATED FINANCIAL STATEMENTS

                             CAYENNE SOFTWARE, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 1997,
                  THE TRANSITION PERIOD ENDED DECEMBER 31, 1996
                   AND THE YEARS ENDED JUNE 30, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                                         ACCUMULATED
                                                                             ADDITIONAL     OTHER                        TOTAL
                                           COMMON STOCK    PREFERRED STOCK    PAID-IN  COMPREHENSIVE    ACCUMULATED   STOCKHOLDERS'
                                         SHARES   AMOUNT   SHARES  AMOUNT     CAPITAL       LOSS          DEFICIT   EQUITY (DEFICIT)
                                         ---------------   ---------------   --------  -------------    ---------   ----------------
     Balance, June 30, 1994              12,775    $128             $        $ 81,977     $(508)        $ (64,261)     $ 17,336
Stock options exercised                     331       3                           888                                       891
Issuance of common stock under
Employee Stock Purchase Plan                 35                                    76                                        76
Issuance of warrants in conjunction
with the preferred stock                                                          348                                       348
Proceeds from Section 16(b) profits                                               352                                       352
Repurchase of stock/warrants                 (8)                                  (42)                                      (42)
Issuance of common stock in
acquisition of business                     679       7                         3,373                                     3,380
Currency translation adjustment                                                            (204)                           (204)
Net loss for the year                                                                                     (24,890)      (24,890)
                                         ------    ----     -----   -----    --------     -----         ---------      --------
     Balance, June 30, 1995              13,812     138                        86,972      (712)          (89,151)       (2,753)
Stock options exercised                     311       3                         1,509                                     1,512
Issuance of common stock under
Employee Stock Purchase Plan                 14                                    82                                        82
Conversion of Series A Preferred Stock    1,787      18                         5,475                                     5,493
Exercise of warrants                        187       2                           498                                       500
Issuance of common stock through
private placement                         1,114      11                         5,765                                     5,776
Pooling adjustment (Note 2)                                                                                 3,160         3,160
Currency translation adjustment                                                             201                             201
Net loss for the year                                                                                     (11,347)      (11,347)
                                         ------    ----     -----   -----    --------     -----         ---------      --------
     Balance, June 30, 1996              17,225     172                       100,301      (511)          (97,338)        2,624
Stock options exercised                      95       1                           342                                       343
Issuance of common stock under
Employee Stock Purchase Plan                  9                                    35                                        35
Exercise of warrants                        144       2                           470                                       472
Conversion of convertible long-
term debt                                   222       2                         1,787                                     1,789
Currency translation adjustment                                                             450                             450
Net loss for the period                                                                                    (6,368)       (6,368)
                                         ------    ----     -----   -----    --------     -----         ---------      --------
     Balance, December 31, 1996          17,695     177                       102,935       (61)         (103,706)         (655)
Stock options exercised                      78       1                           173                                       174
Issuance of common stock under
Employee Stock Purchase Plan                 68       1                           193                                       194
Issuance of preferred stock                                   500     500       7,678                                     8,178
Conversion of preferred stock             1,288      13      (190)   (190)        177                                         0
Issuance of common stock in acquisition      50                                   209                                       209
Issuance of warrants in conjunction
with preferred stock                                                            1,724                                     1,724
Currency translation adjustment                                                            (384)                           (384)
Dividends on preferred stock                                                                                 (186)         (186)
Net loss for the year                                                                                      (3,233)       (3,233)
                                         ------    ----     -----   -----    --------     -----         ---------      --------
     Balance, December 31, 1997          19,179    $192       310   $ 310    $113,089     $(445)        $(107,125)     $  6,021
                                         ======    ====     =====   =====    ========     =====         =========      ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                      THE CONSOLIDATED FINANCIAL STATEMENTS

                             CAYENNE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               TRANSITION        PRIOR
                                                     YEAR            YEAR        PERIOD          PERIOD
                                                     ENDED           ENDED        ENDED          ENDED         YEAR ENDED
                                                  DECEMBER 31,     DECEMBER 31, DECEMBER 31,  DECEMBER 31,       JUNE 30,
                                                      1997            1996        1996           1995        1996        1995
                                                     -------        --------    --------       --------    ---------------------
                                                                   (UNAUDITED)                (UNAUDITED)
Cash flows from operating activities:
   Net loss                                          $(3,233)       $(12,913)   $ (6,368)      $ (4,802)   $(11,347)   $(24,890)
   Adjustments to reconcile net
   loss to net cash used in operating
   activities:
     Charge for purchased research
     and development                                    --              --          --              158         158       7,300
     Depreciation and amortization                     1,754           2,852       1,262          1,552       3,142       4,431
     Write-down of intangible asset                      602             986        --             --           986         945
     Loss on disposal of equipment                      --               211         201           --            10        --
   Change in operating assets
   and liabilities, net of effects of
   acquisitions:
     Trade accounts receivable                         1,120           4,274        (875)        (1,318)      3,831         900
     Prepaid expenses and other current assets          (292)            770       1,368           (164)       (762)        590
     Accrued expenses                                      9            (909)       (655)          (188)       (442)     (2,387)
     Accrued restructuring and other costs              (551)            (10)        924            601        (333)        255
     Accounts payable                                     93          (1,324)       (730)        (1,384)     (1,978)     (1,849)
     Accrued compensation and benefits                  (182)            492          98           (496)       (102)       (639)
     Income and other taxes payable                      212            (629)     (1,058)           377         806         397
     Deferred revenue                                 (1,678)         (3,487)     (4,122)        (2,896)     (2,261)         61
                                                     -------        --------    --------       --------    --------    --------
Net cash used in operating activities                 (2,146)         (9,687)     (9,955)        (8,560)     (8,292)    (14,886)
Cash flows from investing activities:
     Purchases of property and equipment net          (1,783)         (1,177)       (777)          (330)       (730)     (1,506)
     Acquisition of businesses                          --              --          --             --          --          (508)
     Software development costs                         --              --          --             --          --          (420)
                                                     -------        --------    --------       --------    --------    --------
Net cash used in investing activities                 (1,783)         (1,177)       (777)          (330)       (730)     (2,434)
Cash flows from financing activities:
     Proceeds from issuance of common stock, net         356           1,879         850          6,896       7,925         925
     Proceeds from issuance of preferred stock and
     warrants (net of issuance costs)                  9,902            --          --             --          --         5,812
     Proceeds from Section 16(b) profits                --              --          --             --          --           352
     Proceeds from line of credit facility              --             2,821       1,321            600       2,100       3,200
     Proceeds from sale-leaseback transaction           --                54        --              933         987        --
     Proceeds from factoring agreement                  --             9,277          82           --         9,195        --
     Proceeds from repayment of employee loans          --               200         200           --          --          --
     Payments under factoring agreement                 --            (9,902)     (2,431)          --        (7,471)       --
     Payment under line of credit facility              (461)         (2,480)       --             --        (2,480)       (720)
     Payments under capital lease obligations           (696)           (419)       (280)           (30)       (169)       (174)
                                                     -------        --------    --------       --------    --------    --------
Net cash provided by (used in) financing               9,101           1,430        (258)         8,399      10,087       9,395
activities
   Effect of foreign exchange rates on cash
   and cash equivalents                                  (97)            695         450            108         353          93
                                                     -------        --------    --------       --------    --------    --------
Net increase (decrease) in cash and cash
equivalents                                            5,075          (8,739)    (10,540)          (383)      1,418      (7,832)
Adjustment to conform fiscal year of Cadre              --              --          --            2,102       2,102        --
Cash and cash equivalents at beginning of period       4,150          12,889      14,690         11,170      11,170      19,002
                                                     -------        --------    --------       --------    --------    --------
Cash and cash equivalents at end of period           $ 9,225        $  4,150    $  4,150       $ 12,889    $ 14,690    $ 11,170
                                                     =======        ========    ========       ========    ========    ========

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

Cayenne organized as a corporation in 1983, develops, markets and supports a comprehensive suite of workgroup-to-enterprise analysis and design solutions for the practical challenges software developers face every day.

TRANSLATION OF FOREIGN CURRENCIES

The local currencies of the Company's foreign subsidiaries are predominantly determined to be the functional currencies. Assets and liabilities of all foreign subsidiaries are translated at period-end rates of exchange, and income statement accounts are translated at average rates of exchange. Translation adjustments are recorded as a separate component of stockholders' equity, "Accumulated Other Comprehensive Income". Transaction gains and losses, primarily related to foreign currency denominated intercompany payables and receivables are included in the results of operations.

FOREIGN EXCHANGE CONTRACTS

Beginning in 1997, the Company enters into foreign exchange contracts to mitigate the effect of changes in foreign currency rates on the intercompany payable and receivable positions of Non-U.S. subsidiaries. The contracts are principally in European currencies and generally have maturities of 120 days or less. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, offsetting losses and gains on the related assets and liabilities. The cash flows related to the gains and losses of foreign currency forward contracts are classified in the statement of cash flows as part of cash flows from operations.

The market risk exposure from forward contracts is assessed in light of the underlying currency exposures and is limited by the term of the Company's contracts, generally less than 120 days. Credit risk from forward contracts is minimized through the placement of contracts with multiple financial institutions. Forward contracts are revalued monthly by comparing contract rates to month-end exchange rates. For the year ended December 31, 1997 the Company recorded a foreign exchange loss of $504,000. For all other periods, the foreign exchange gain (loss) was immaterial. At December 31, 1997 the Company held foreign currency contracts of approximately $2.6 million. The fair value of these forward exchange contracts as of December 31, 1997 approximate the contract amounts.

REVENUE RECOGNITION

Revenue from product license fees is recognized upon shipment. At the time the Company recognizes revenue from the sale of software products, no significant vendor obligations remain and the costs of insignificant support obligations, if any, are accrued. The Company typically does not grant to its customers a contractual right to return software products. Accordingly, no provision for estimated returns is generally recorded at the time of the sale. When approved by management, however, the Company has accepted returns of certain software products and has provided an allowance for those specific products. Maintenance revenue for annual maintenance contracts is deferred and recognized ratably over the term of agreement. Revenue from consulting and education services is recognized as the related services are performed.

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts and sales returns of approximately $583,000, $820,000 and $868,000 at December 31, 1997 and 1996, and June 30, 1996, respectively. The provisions charged to the statement of operations were $37,000, $0, $350,000, and $122,000 in the year ended December 31, 1997, the six month transition period ended December 31, 1996 and the fiscal years ended June 30, 1996 and 1995, respectively, and deductions against the allowances were $274,000 $48,000, $424,000, and $839,000 in the year ending December 31, 1997, the six month transition period ended December 31, 1996 and the fiscal years ended June 30, 1996 and 1995, respectively.

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

CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with maturities of less than ninety days when acquired. These investments are stated at cost plus accrued interest, which approximates market value. Included in cash and cash equivalents at December 31, 1997 and 1996, and June 30, 1996, respectively, are $0, $700,000 and $699,000 in United States Treasury Securities under agreement to resell in January 1997, and July 1996, respectively. Treasury securities purchased under agreements to resell are held in safekeeping by the Company's bank.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. At disposition, the cost of property and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the statement of operations. Depreciation and amortization are provided on the straight-line method over the estimated useful life of the related assets as follows:

 Computer and related equipment....  3 to 5 years
 Equipment under capital lease.....  Shorter of life of lease or useful life
 Office furniture and fixtures.....  5 to 7 years
 Leasehold improvements............  Shorter of life of lease or useful life

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

Costs in excess of net assets of acquired companies are amortized on a straight-line basis over a ten-year period. Goodwill totaled $581,000 before accumulated amortization of approximately $296,000, $275,000, and $246,000 at December 31, 1997 and 1996, and June 30, 1996, respectively.

INCOME TAXES

Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation reserve against deferred assets is recorded if based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

BASIC INCOME (LOSS) PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued (SFAS No.
128), "Earnings Per Share" which required adoption during the year ending December 31, 1997. Earnings per share are stated for all periods presented in accordance with the new guideline. Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Dilutive common equivalent shares consist of preferred stock, warrants and stock options (calculated using the treasury stock method). For the year ended December 31, 1997, the transition period ended December 31 1996, and fiscal years ended June 30, 1996, and 1995, common equivalent shares are excluded from the diluted earnings per share calculation as they are antidilutive. Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted earnings per share because they would have been antidilutive were 7,784,000 shares, 3,721,000 shares, 3,247,000 shares, and 5,130,000 shares, for the year ended December 31, 1997, the transition period ended December 31, 1996 and fiscal years ended June 30, 1996 and 1995, respectively.

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

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued (SFAS 130) "Reporting Comprehensive Income", for fiscal years beginning after December 15, 1997. The Company has elected early adoption of the standard. Comprehensive income is the term used to describe the change in equity from events or transactions from non-owners sources. All periods presented have been restated to reflect the impact of non-owner transactions in the financial statements.

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

2. BUSINESS COMBINATIONS

On March 27, 1997, the Company acquired the assets and liabilities of Multiquest Corporation ("Multiquest") in a transaction accounted for as a purchase. The Company acquired the assets and liabilities in exchange for 50,000 shares of the Company's common stock. The purchase price for Multiquest was approximately $209,000 based upon a stock price of 4.1875 (which approximated the fair market value of the Company's common stock at the closing of the acquisition). The net tangible assets and liabilities of Multiquest acquired by the Company were insignificant. The purchase price was allocated to the fair value of the technology acquired and customer lists. The Company's results reflect the allocation of the purchase price in accordance with generally accepted accounting principles and the results of operations reflect the impact of the acquisition since the closing date. The pro-forma results of Multiquest prior to the acquisition would be immaterial to the Company's reported results and are therefore not presented. (See, also note 13.)

On July 18, 1996, the Company completed its acquisition of Cadre Technologies Inc. ("Cadre") under an Agreement and Plan of Merger dated March 25, 1996, by and among the Company, Cadre and B.C. Acquisition Corp., whereby the Company agreed to acquire all of the outstanding capital stock of Cadre in exchange for 4,716,442 shares of Cayenne common stock (the "merger"). The merger has been accounted for as a pooling-of-interests beginning in the first quarter of the transition period ended December 31, 1996. Accordingly, all financial data contained herein include the accounts of Cadre for all periods presented. The Company's fiscal 1996 results have been combined with Cadre's results for the twelve months ended June 30, 1996. The Company's results for fiscal 1995 have been combined with Cadre's calendar year end results for the same period. In this presentation, Cadre's financial data for the period July 1, 1995 to December 31, 1995 is included in both the periods ended June 30, 1996 and 1995. The six month period includes a net loss of $3,160,000. Additionally, effective upon the merger, the Company changed its name to Cayenne Software, Inc. The Company acquired Cadre to expand its product offerings to include structured analysis and design and object-oriented technology and to expand its customer base.

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

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                          DECEMBER 31,        DECEMBER 31,        JUNE 30,
                                                              1997                1996              1996
                                                         --------------        ----------         ---------
         Computer and related equipment                     $  13,652           $  12,415         $  16,642
         Equipment under capital leases                           721               1,241             1,179
         Office furniture and fixtures                          2,775               2,838             2,745
         Leasehold improvements                                 1,182                 507               506
                                                            ---------           ---------         ---------
                   Total                                       18,330              17,001            21,072
         Less accumulated depreciation and amortization        15,412              14,745            18,349
                                                            ---------           ---------         ---------
                                                            $   2,918           $   2,256         $   2,723
                                                            =========           =========         =========

Accumulated amortization for equipment under capital leases was $.2 million, $.6 million and $.4 million as of December 31, 1997 and 1996, and June 30, 1996, respectively. During the year ended December 31, 1997, the transition period ended December 31, 1996 and fiscal 1996, the Company wrote-off $.3million, $4.4 million and $8 million of fully depreciated assets.

4. CAPITALIZED SOFTWARE COSTS

Amortization expenses for previously capitalized software costs for the year ended December 31, 1997, the transition period ended December 31, 1996, and fiscal years ended June 30, 1996 and 1995, was approximately $120,000, $80,000, $160,000 and $723,000, respectively. The Company also amortized $456,000 in both periods ended June 30, 1996 and 1995 related to purchased software acquired in the WindTunnel transaction.

5. INCOME TAXES

     The components of net deferred tax assets were as follows:

                                              DECEMBER 31,    DECEMBER 31,     JUNE 30,
                                                  1997            1996           1996
                                              -----------     -----------      --------
         Deferred tax assets:
         Net operating loss carryforwards     $   32,131      $   29,979       $   27,953
         Tax credit carryforwards                  4,104           3,789            3,619
         Other                                     4,252           5,290            5,050
                                              ----------      ----------       ----------
         Gross deferred tax asset                 40,487          39,058           36,622
         Valuation allowance                     (40,487)        (39,058)         (36,622)
                                              ----------      ----------       ----------
                     Net deferred tax asset   $        0      $        0       $        0
                                              ----------      ----------       ----------

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

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

At December 31, 1997, the Company had remaining net operating loss ("NOL") carryforwards of approximately $81,000,000, including approximately $6,900,000 for international operations, currently available to offset future taxable income and unused federal tax credits of approximately $4,100,000. If not utilized, these credits and carryforwards will expire between the years 2001 and 2012. Due to the Company's issuances of stock, the Tax Reform Act of 1986 has restricted the Company's use of approximately $19,300,000 of its existing NOL carryforwards.

The provision for income taxes recorded in the year ended December 31, 1997, the transition period ended December 31, 1996, and the years ended June 30, 1996 and 1995 consisted of the following:

                                                       TRANSITION
                                           YEAR          PERIOD
                                          ENDED          ENDED              YEAR ENDED
                                       DECEMBER 31,   DECEMBER 31,            JUNE 30,
                                           1997           1996          1996           1995
                                           ----           ----          ----           ----
         Federal                              --             --            --             --
         State                                --             --       $   120             --
         Foreign taxes                     $ 726          $ 399         1,004         $  297
                                           -----          -----       -------         ------
                 Total provision           $ 726          $ 399       $ 1,124         $  297
                                           =====          =====       =======         ======

The effective tax rates for the year ended December, 31, 1997, the transition period ended December 31, 1996 and fiscal years ended June 30, 1996 and 1995 are not meaningful, as the Company was in a net loss position.

6. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) defined contribution plan which is available to all U.S. employees. The Company made no contributions to the plan during the year ended December 31, 1997, the transition period ended December 31, 1996 or in the years ended June 30, 1996, and 1995. Cadre also had a qualified defined contribution plan and made matching contributions of $0, $213,000 and $213,000 in the transition period ended December 31, 1996 and years ended June 30, 1996, and 1995.

The Company's 1992 Employee Stock Purchase Plan (the "Plan") permits eligible employees to purchase up to a maximum of 625 shares of stock quarterly on October 31, January 31, April 30, and July 31 at a purchase price equal to 85% of the market price of the Company's common stock on either the first or last day of each quarterly period, whichever price is lower, through accumulation of payroll deductions of up to 20% of each participating employee's qualifying compensation during such quarterly period. The Plan commenced operations on May 1, 1992. At December 31, 1997, 400,000 shares were reserved for issuance under the Plan of which approximately 259,000 shares have been purchased by employees.

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

7. COMMITMENTS AND CONTINGENCIES

The Company leases office space under cancelable and non-cancelable operating leases. Rent expense for the year ended December 31, 1997, the transition period ended December 31, 1996 and the fiscal years ended June 30, 1996 and 1995 under such arrangements totaled $3,795,000, $1,483,000, $4,664,000,and $4,848,000, respectively.

The Company also leases certain equipment under long-term leases. At December 31, 1997, long-term lease commitments were as follows:

                                                                      EQUIPMENT
                                                        OPERATING      CAPITAL
                                                         LEASES        LEASES
                                                        ---------     ---------
      Year ended December 31, 1998...............       $  2,491       $  289
      Year ended December 31, 1999...............          2,279          190
      Year ended December 31, 2000...............          1,866           24
      Year ended December 31, 2001...............          1,663
      Year ended December 31, 2002...............            114
                                                        --------       ------
           Total.................................       $  8,413          503
                                                        ========
      Less amount representing interest..........                          52
                                                                       ------
      Present value of minimum lease payments....                         451
      Less current portion.......................                         327
                                                                       ------
      Long-term portion..........................                      $  124
                                                                       ======

The company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially effect the financial position of the Company.

Cayenne has received from Esprit Systems Consulting, Inc. ("Esprit") a Notice of Intent to Arbitrate, claiming that Cayenne is liable to Esprit for approximately $1.6 million under an extension to a contract for software training services to be rendered to Cadre. Esprit subsequently withdrew its Notice of Intent to Arbitrate, but has stated that it intends to proceed with either arbitration or litigation. Cayenne believes that the claim is without merit because, among other things, the contract in question terminated without extension. However, there can be no assurance as to the claim's future course or likely result.

8. BUSINESS SEGMENT AND GEOGRAPHIC DATA

The Company operates in one business segment: development, marketing and support of an integrated suite of software products and services. The Company markets and services its products in the United States and in foreign countries through its direct sales organization and distributors (which are independent representatives). The Company's foreign operations include a research and development center together with numerous sales and customer service organizations. Geographic information for the year ended December 31, 1997, the transition period ended December 31, 1996, and fiscal years ended June 30, 1996 and 1995 was as follows:

                                                                     TRANSITION
                                                       YEAR            PERIOD
                                                       ENDED           ENDED
                                                   DECEMBER 31,     DECEMBER 31,            YEAR ENDED JUNE 30,
                                                      1997              1996             1996               1995
                                                   ----------       ----------        ----------          --------
          SALES TO UNAFFILIATED CUSTOMERS

          United States                            $   23,402       $   13,641        $   31,696          $ 36,634
          Italy                                        11,875            6,118            13,937             9,519
          United Kingdom                                5,379            3,108             7,748            10,224
          Rest of World                                 6,798            3,879             7,802            12,274
          Export sales from United States               2,148            1,230             4,703             4,138
          Intra-company transfers                       6,742            2,649            10,278             9,603
          Intra-company eliminations                   (6,742)          (2,649)          (10,278)           (9,603)
                                                   ----------       ----------        ----------          --------
                                                   $   49,602       $   27,976        $   65,886          $ 72,789
                                                   ==========       ==========        ==========          ========

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

                                                      TRANSITION
                                         YEAR          PERIOD
                                         ENDED          ENDED
                                      DECEMBER 31,   DECEMBER 31,      YEAR ENDED JUNE 30,
                                         1997           1996           1996           1995
                                       --------       --------       --------       --------
INCOME (LOSS) FROM OPERATIONS
United States                          $  6,663       $ (1,239)      $ (3,497)      $ (9,419)
Italy                                      (873)           113            336           (540)
United Kingdom                           (1,345)        (1,194)        (1,096)        (2,044)
Rest of World                            (6,450)        (3,706)        (5,335)       (12,826)
                                       --------       --------       --------       --------
                                       $ (2,005)      $ (6,026)      $ (9,592)      $(24,829)
                                       ========       ========       ========       ========

IDENTIFIABLE ASSETS
United States                          $ 30,185       $ 23,665       $ 36,797       $ 34,449
Italy                                     5,816          6,645          7,894          7,502
United Kingdom                            3,102          3,528          4,428          4,537
Rest of World                             1,871          6,159          4,438          3,989
Eliminations                            (14,650)       (17,751)       (19,458)       (15,093)
                                       --------       --------       --------       --------
                                       $ 26,324       $ 22,236       $ 34,099       $ 35,384
                                       ========       ========       ========       ========

Revenues from a major customer as a percentage of total revenue for the year ended December 31, 1997, the transition period ended December 31, 1996, and in fiscal years ended June 30, 1996 and 1995 were 17%, 16%, 15%, and 9%, respectively. Included in the results of operations for December 31, 1997 is a $1.9 million non-recurring charge related to management changes and the realignment of the sales organization, moving the corporate headquarters to another facility, and the write-off of purchased software, approximately $1.5 million in the United States, $.2 million in the United Kingdom, and $.1 million in both Italy and rest of world. During the quarter ended March 31, 1997 the Company evaluated its restructuring reserve and determined that amounts provided for in previous restructuring actions were no longer required. As a result, the Company recorded a benefit of approximately $.4 million in the United States. Also, included in the results of operations for the transition period ended December 31, 1996 is $6.3 million of merger and other costs, approximately $5.6 million in the United States, $0.1 million in Italy, $0.5 million in the United Kingdom, and $0.1 million in rest of world. Additional restructurings during fiscal 1996 and 1995 together with a $7.3 million write-off of in-process research and development related to the Westmount purchase adversely impacted the results of operations. Fiscal 1996 results include charges of $2.8 million allocated primarily to the United States. Fiscal 1995 results include charges of $5.5 million of which approximately $4.1 million was allocated to the United States, $0.1 million to the United Kingdom, $0.1 million to Italy and $1.2 million to rest of world. The $7.3 million write-off related to Westmount was charged to rest of world operations during 1995.

9. CAPITAL STOCK

The Company has 1,600,000 shares of $1.00 par value "blank check" preferred stock authorized. Such shares may be issued in one or more future series by the Board of Directors and, subject to certain limitations so as not to adversely effect other holders of preferred stock, if any, are to have such rights and preferences as the Board of Directors establishes before issuance. On November 21, 1994, the Company issued 1,787.073 shares of Series A Convertible Preferred Stock. In connection with the issuance of the Series A preferred stock, the Company issued to the Series A preferred stockholders three-year warrants to purchase 357,415 shares of the Company Common Stock (with Registration Rights) at an exercise price of $3.28 per share. These warrants were valued at $319,000 and are included in additional paid in capital. As of December 31, 1997, all shares of Series A Convertible Preferred Stock had been converted to Common Stock.

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

On January 2, 1997, the Company raised approximately $3.0 million in a private placement of 150,000 shares of Series B Convertible Preferred Stock and the issuance of 350,000 warrants to purchase the Company's Common Stock. On July 18, 1997, the Company raised approximately $2.0 million in a private placement of 100,000 shares of Series C Convertible Preferred Stock and the issuance of warrants to purchase 233,332 shares of the Company's Common stock. On August 28, 1997, the Company raised approximately $5.0 million in a private placement of 250,000 shares of Series D Convertible Preferred Stock and the issuance of 583,332 warrants to purchase the Company's Common Stock. Each share of Convertible Preferred Stock is entitled to earn dividends at a rate of 5% per annum, payable upon conversion, in cash or stock, at the option of the Company. Each share of Convertible Preferred Stock is convertible into shares of Common Stock at a rate determined by the lower of the average quoted market price of the common stock for either (i) the ten trading days preceding the date of issuance or (ii) any five trading days during any period of thirty trading days before the conversion. All outstanding and unconverted shares of preferred stock may be converted, at the option of the Company, two years from the date the securities were declared effective and at a specified conversion price. The warrants issued by the Company in conjunction with the closing of each of the private placements, are for the purchase of shares of the Company's Common Stock at exercise prices ranging from 120% to 150% of the price set forth in clause
(i) above and having varying expiration dates from three to five years. The shares of Common Stock underlying the Convertible Preferred stock and warrants are entitled to registration rights under terms of the registration rights agreement dated for each of the offering dates. The warrants issued with these offerings were valued at $1,724,000 and are included in additional paid in capital. As of December 31, 1997 all shares of the Series B and 40,000 shares of the Series D Convertible Preferred Stock had been converted into common stock.

During the year ended December 31, 1997, the transition period ended December 31, 1996 and in fiscal year 1996, the Company received $0, $472,000 and $500,000 in connection with the exercise of warrants. Warrants for 1,504,461 shares of common stock remain outstanding at December 31, 1997.

10. STOCK OPTIONS

Under the Company's amended 1996 incentive and nonqualified stock option plan (the "1996 Plan"), incentive stock options can be granted to employees and consultants entitling them to purchase shares of common stock within one to ten years from the date of grant at option prices equal to the fair market value at the date of grant. Nonqualified stock options are generally granted under the same terms. The vesting period for stock options is generally four years. The exercise price for incentive stock options may not be less than the fair market value of the common stock on the date of the grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the total combined voting power of all classes of stock of the Company). At December 31, 1997, the number of shares issuable under the 1996 Plan is 2,000,000.

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

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

The Company adopted the disclosure provisions of Financial Accounting Standards Board (SFAS 123) "Accounting For Stock Based Compensation" in 1996 and has continued to apply APB Opinion 25 and related Interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and earnings per share for the year ended December 31, 1997, the transition period ended December 31, 1996, and the year ended June 30, 1996 would have been reduced to the pro forma amounts indicated below:

                                                       TRANSITION
                               YEAR ENDED                PERIOD              YEAR ENDED
                            DECEMBER 31, 1997       DECEMBER 31, 1996       JUNE 30, 1996
                            -----------------       -----------------       ------------
Net loss - As Reported          $  (3,419)               $  (6,368)           $ (11,347)
Net loss - Pro Forma            $  (4,724)               $  (6,975)           $ (11,568)
Loss Per Share -As Reported     $   (0.19)               $   (0.36)           $   (0.71)
Loss  Per Share - Pro Forma     $   (0.26)               $   (0.40)           $   (0.73)

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997 and for both periods in 1996: an expected life of
3.6 years and 5.0 years; expected volatility of 67% in both years; a dividend yield of 0%; and a risk-free interest rate between (5.2% and 7.8%) and (5.2%. and 7.6%). All forfeitures of options under the plan are accounted for as they occur. During 1997 the Company cancelled and reissued stock options previously granted to employees. Old options were cancelled under all three of the plans and new options were issued under the 1996 plan in the amount of 576,662 options at a price of $2.50 and 7,900 options in the amount of $2.75.

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

                             CAYENNE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

     A summary of the status of the Company's stock option plans as of December 31, 1997 and 1996 and June 30, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                       WEIGHTED
                                                       AVERAGE
                                            NUMBER      PRICE
                                          OF SHARES   PER SHARE

Options outstanding on June 30, 1994...   2,881,606    $  2.68
     Options granted...................     662,052       4.62
     Options exercised.................    (330,518)      2.77
     Options canceled..................    (641,519)      3.18
                                          ---------    -------
Options outstanding on June 30, 1995...   2,571,621       3.04
     Options granted...................     810,973       6.32
     Options exercised.................    (310,870)      3.60
     Options canceled..................    (454,803)      4.50
                                          ---------    -------
Options outstanding on June 30, 1996...   2,616,921       3.73
     Options granted...................   1,239,424       5.51
     Options exercised.................     (95,270)      3.69
     Options canceled..................    (550,803)      5.27
                                          ---------    -------
Options outstanding on Dec. 31, 1996...   3,210,272       4.90
     Options granted...................   2,217,262       2.87
     Options exercised.................     (77,504)      2.31
     Options canceled..................   1,789,631)      4.58
                                          ---------    -------
Options outstanding at Dec. 31, 1997...   3,560,399       3.83
Shares exercisable at Dec. 31, 1997....   1,536,075    $  4.32



The weighted-average fair value of options granted during for the year ended December 31, 1997, the six month transition period ended December 31, 1996 and the fiscal year ended June 30, 1996 was $2.75, $3.39, and $3.94, respectively.

     The following summarizes information about stock options outstanding at December 31, 1997:

                                             OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                             -------------------                      -------------------
                                      WEIGHTED AVERAGE
                                         REMAINING
       RANGE OF          NUMBER         CONTRACTUAL        WEIGHTED-AVERAGE        NUMBER        WEIGHTED-AVERAGE
  EXERCISE PRICES      OUTSTANDING         LIFE             EXERCISE PRICE       EXERCISABLE      EXERCISE PRICE
  ---------------      -----------         ----             --------------       -----------      --------------
$ 1.20 -    $ 2.56      1,387,020          7.89                 $ 2.47               96,836           $ 1.65
 2.563 -      4.75      1,000,289          3.26                   3.47              798,477             3.49
  4.88 -      6.00        858,740          8.18                   5.54              455,686             5.48
  6.25 -      7.50        308,850          3.93                   6.35              182,501             6.43
  8.75 -      9.19          5,500          8.19                   9.11                2,575             9.09
- ------    ------          -----          ----                   ----                -----             ----
$ 1.20 -    $ 9.19      3,560,399         6.310                 $ 3.83            1,536,075           $ 4.32

                             CAYENNE SOFTWARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                   TRANSITION        PRIOR
                                                   YEAR             YEAR             PERIOD         PERIOD
                                                  ENDED             ENDED            ENDED           ENDED            YEAR ENDED
                                               DECEMBER 31,      DECEMBER 31,     DECEMBER 31,    DECEMBER 31,         JUNE 30,
                                                   1997             1996              1996           1995          1996        1995
                                                   ----             ----              ----           ----          ----        ----
Cash Paid For:
   Interest                                       $387             $1,128            $  276          $269         $1,121       $402
   Income taxes                                    620              1,852             1,457            --            395        432
Non Cash Investing and Financing Activities:
   Increase in capital lease obligations           480                142                61            --             81         97
   Conversion of Redeemable Series A
   Preferred Stock                                                  5,493                --            --          5,493         --


12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          DECEMBER 31, 1997
                                          FIRST        SECOND          THIRD         FOURTH
                                         QUARTER       QUARTER        QUARTER        QUARTER
                                         -------       -------        -------        -------
Revenues                                 $13,397       $11,674        $11,348        $13,183
Cost of revenues                           2,697         2,761          2,163          2,556
Income (loss) from operations                475        (1,655)           367         (1,192)
Net income (loss)                            100        (1,873)            61         (1,521)
Basic and diluted earnings per share     $ (0.00)      $ (0.11)       $ (0.00)       $ (0.08)

                                            TRANSITION PERIOD
                                                  ENDED
                                            DECEMBER 31, 1996
                                           FIRST         SECOND
                                          QUARTER        QUARTER
                                          -------        -------
Revenues                                  $13,198        $14,778
Cost of revenues                            3,279          3,217
Income (loss) from operations              (6,746)           720
Net income (loss)                          (6,860)           492
Basic and diluted earnings per share      $ (0.39)       $  0.03

                                                            FISCAL YEAR
                                                           JUNE 30, 1996
                                          FIRST        SECOND          THIRD         FOURTH
                                         QUARTER       QUARTER        QUARTER        QUARTER
                                         -------       -------        -------        -------
Revenues                                 $16,437       $19,795        $14,832        $14,822
Cost of revenues                           4,790         4,495          4,031          3,593
Income (loss) from operations             (3,220)         (990)        (2,731)        (2,651)
Net income (loss)                         (3,471)       (1,331)        (3,131)        (3,414)
Basic and diluted earnings per share     $ (0.24)      $ (0.08)       $ (0.19)       $ (0.20)

                             CAYENNE SOFTWARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

13. NON-RECURRING COSTS

NON-RECURRING COSTS. The Company recorded a non-recurring charge of $1.9 million in the fourth quarter of 1997 related to management changes and realignment of the sales organization, costs associated with moving the corporate headquarters to another facility, and the write-off of purchased software. Included in the $1.9 million was a charge of $1.0 million related to management changes and other initiatives taken to improve sales and operating efficiencies. Also, included in the charge was $.3 million related to the move of its headquarters and principal facilities from Burlington to Bedford, Massachusetts. Additionally the Company reviewed its product strategy and determined that purchased software principally related to the Westmount acquisition no longer matched the strategic direction of the Company. As a result of the subsequent review of the purchased software's net realizable value the Company incurred a charge of $.6 million to appropriately reflect the purchased software's net realizable value. During the quarter ended March 31, 1997 the Company evaluated its restructuring reserve and determined that amounts provided for in previous restructuring actions were no longer required. As a result, the Company recorded a benefit of approximately $.4 million.

During the transition period ended December 31, 1996, the Company incurred a $6.3 million charge to operations to reflect costs associated with combining the operations of the two companies, transactions fees, and other costs. The Board of Directors of the Company approved a restructuring plan to terminate certain specified employees and close certain facilities. Such a plan was communicated to the employees prior to the end of the quarter and such employees were specifically identified and terminated. Included in the charge was $1.6 million of employee related termination expenses, $1.3 million of legal, accounting, investment banking and other professional fees, $1.4 million of facility closure and consolidation expenses, and $2.0 million of other expenses associated with the consolidation of the two companies and the name change.

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

During 1995, following the Westmount Technology, B.V. acquisition and the completion of certain significant development efforts and associated product introduction, the Company restructured its operations and wrote off redundant software investments. The Company recorded restructuring charges of $2.0 million, $1.8 million and $1.7 million during the quarters ended September 30, 1994, June 30, 1995 and December 31, 1995. The aggregate $5.5 million charge to operations reflected costs associated with termination benefits, the write off of redundant software investments and facility restructuring. Included in the charge is $3.9 million of employee related termination expenses, $0.9 million of redundant software investments and $0.7 million of facilities and other expenses associated with the restructuring.

At December 31, 1997, the Company believes that it has adequately provided for all restructuring actions taken to date.

                             CAYENNE SOFTWARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                   (TABLES IN THOUSANDS EXCEPT PER SHARE DATA)

14. BORROWINGS

On November 3, 1997, the Company renewed its revolving credit agreement with a bank to borrow up to $5.0 million and to extend its term through October 5, 1998 and to amend financial and operating covenants and other provisions of the agreement. The loan is contingent upon meeting certain financial and operating covenants at the time of any borrowing and over the life of the loan. The loan is secured by all of the assets of the Company and any borrowing amounts are tied to a percentage of qualified accounts receivable outstanding at the time of any borrowing. The loan carries an interest rate at bank prime plus two percent. The financial covenants, which were amended, include a quarterly minimum net worth covenant of $5.5 million and liquidity (generally defined as cash and cash equivalents plus eligible domestic accounts receivable and eligible international accounts receivable less any indebtedness to the bank) at the end of each quarter. The Company was in compliance with the covenants as of December 31, 1997. At December 31, 1997, the borrowing base under the revolving credit agreement was approximately $3.7 million. The Company had approximately $2.4 million, $2.8 million, and $1.5 million outstanding against the line of credit at December 31, 1997 and 1996, and June 30, 1996, respectively.

On November 6, 1996 and in connection with the renewal of the bank agreement the Company issued to the bank a three-year warrant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $4.25 per share.

The Company also had a bank agreement that consisted of a $3.0 million revolving line loan which was outstanding at June 30, 1995. The loan was collateralized by general intangibles, accounts receivable and inventory. A new financing arrangement ("Factoring Agreement") was used to repay the loan of $3.0 million in 1996. The factoring agreement had a financing limit of $5.6 million based on qualified accounts receivable. In addition, at June 30, 1996, the Company had approximately $2.4 million outstanding under the factoring agreement. The Company repaid the entire amount during the transition period and terminated the agreement.

15. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued (SFAS No. 131) "Disclosures About Segments of an Enterprise and Related Information", which will require adoption during the year ended December 31, 1998. This statement established standards for the way public enterprises report information about operating segments in annual reports. The Company is in the process of determining the effect of adoption of this statement on its consolidated financial statement disclosures.

In October 1997, Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt the guidelines of SOP 97-2 as of January 1, 1998 and its adoption is not expected to have a material impact on the Company's financial results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will either be incorporated by reference to a proxy statement filed by the Company not later than 120 days after December 31, 1997 or be included in an amendment to this Form 10-K within such period.

ITEM 11. EXECUTIVE COMPENSATION

This information will either be incorporated by reference to a proxy statement filed by the Company not later than 120 days after December 31, 1997 or be included in an amendment to this Form 10-K within such period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will either be incorporated by reference to a proxy statement filed by the Company not later than 120 days after December 31, 1997 or be included in an amendment to this Form 10-K within such period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will either be incorporated by reference to a proxy statement filed by the Company not later than 120 days after December 31, 1997 or be included in an amendment to this Form 10-K within such period.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

     The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 27.

(2) FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted, as they are either not required, not applicable or otherwise included in this Form 10-K.

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

          2.2(3) Agreement and Plan of Merger by and among Cayenne, BI Acquisition Corp. and WindTunnel Software, Inc. dated April 27, 1993

          2.3(8) Agreement and Plan of Merger among Cayenne, B.C. Acquisition Corp. and Cadre Technologies Inc. dated as of March 25, 1996

          3.1(2)    Amendment to Restated Articles of Organization of Cayenne

          3.2(2)    Restated Articles of Organization of Cayenne

          3.3(1)    Amended and Restated By-Laws of Cayenne

          4.1(1)    Specimen Certificate for Common Stock of Cayenne

          4.3(6) Form of Warrant Agreement dated as of November 21, 1994 by and among Cayenne and purchasers of Series A Convertible Preferred Stock

          4.4(5) Warrant Agreement dated as of October 28, 1994 by and between Cayenne and Silicon Valley Bank

          4.5(11) Series B Convertible Preferred Stock Purchase Agreement dated as of January 2, 1997 between the Company and Southbrook

                    International Investments, Ltd.

          4.6(11)   Registration Rights Agreement dated as of January 2, 1997

          4.7(11)   Form of Warrant Agreement dated as of January 2, 1997

          4.8(11) Warrant Agreement dated as of December 20, 1996 between the Company and Silicon Valley Bank

          4.9(13) Statement of Rights and Preferences of Series C Convertible Preferred Stock

          4.10(13) Convertible Preferred Stock Purchase Agreement dated as of July 18, 1997 between the Company and Southbrook International Investments, Ltd.

          4.11(13)  Registration Rights Agreement dated as of July 18, 1997

          4.12(13)  Form of Warrant Agreement dated as of July 18, 1997

          4.13(14) Statement of Rights and Preferences of Series D Convertible Preferred Stock

          4.14(14) Convertible Preferred Stock Purchase Agreement dated as of August 28, 1997 between the Company and purchasers of Series D Convertible Preferred Stock

          4.15(14)  Registration Rights Agreement dated as of August 28, 1997

          4.16(14)  Form of Warrant Agreement dated as of August 28, 1997

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


          10.9(2)   1992 Employee Stock Purchase Plan

          10.10(1)  Savings/Retirement Plan and Trust of Cayenne

          10.11(4) Employment agreement dated as of January 1, 1994 by and between Cayenne and Charles W. Bachman

          10.15(5) Revolving Credit Agreement and Warrant Agreement dated as of October 28, 1994 by and between Cayenne and Silicon Valley Bank

          10.16(6) Series A Convertible Preferred Stock Purchase Agreement dated as of November 21, 1994 by and among Cayenne and purchasers of Series A Convertible Preferred Stock

          10.17(6) Registration Rights Agreement dated as of November 21, 1994 by and among Cayenne and purchasers of Series A Convertible Preferred Stock

          10.18(7) Form of Common Stock Purchase Agreement dated as of September 15, 1995 by and among Cayenne and certain purchasers of Common Stock

          10.19(7) Form of Registration Rights Agreement dated as of September 15, 1995 by and among Cayenne and certain purchasers of Common Stock

          10.22(9) Amended and Restated Revolving Credit Agreement dated as of June 6, 1996 by and between Cayenne and Silicon Valley Bank

          10.23(11) 1997 Bonus Plan of Cayenne


          10.24(10) Amended 1996 Incentive and Nonqualified Stock Option

          10.25(12) Calendar Year 1997 Bonus Pool of Cayenne

          10.26 Lease between ComputerVision Corporation and Cayenne dated October 1, 1997

          10.27 Amendment as of October 4, 1997 to Revolving Credit Agreement and Warrant Agreement dated as of October 28, 1994 by and between Cayenne and Silicon Valley Bank

          10.28     Agreement with Peter J. Boni made as of December 31, 1997

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

          3) Incorporated by reference to Cayenne's Registration Statement on Form S-4, File No. 33-62650, as amended.

          4) Incorporated by reference to the exhibits filed with Cayenne's Quarterly Report on Form 10-Q dated May 13, 1994.

          5) Incorporated by reference to the exhibits filed with Cayenne's Quarterly Report on Form 10-Q dated November 11, 1994.

          6) Incorporated by reference to the exhibits filed with Cayenne's Quarterly Report on Form 10-Q dated February 13, 1995, as amended.

          7) Incorporated by reference to the exhibits filed with Cayenne's Annual Report on Form 10-K, as amended, for the year ended June 30, 1995, File No. 0-19682

          8) Incorporated by reference to exhibits filed with Cayenne's Registration Statement on Form S-4, File No. 333-6087, as amended.

          9) Incorporated by reference to exhibits filed with Cayenne's Annual Report on Form 10-K dated September 27, 1996, File No. 0-19682.

          10) Incorporated by reference to exhibits filed with Cayenne's Proxy Statement dated November 20, 1996

          11) Incorporated by reference to exhibits filed with Cayenne's Annual Report on Form 10-K dated March 29, 1997, File No. 0-19682

          12) Incorporated by reference to exhibits filed with Cayenne's Quarterly Report on Form 10-Q dated August 14, 1997, File No. 0-19682

          13) Incorporated by reference from exhibits filed with Cayenne's Registration Statement on Form S-3 filed August, 19, 1997, File No. 333-33917

          14) Incorporated by reference from exhibits filed with Cayenne's Registration Statement on Form S-3 filed September 26, 1997, File No. 333-36533

(b) REPORTS ON FORM 8-K:

NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bedford, Commonwealth of Massachusetts on the 30th day of March, 1998.

                                  CAYENNE SOFTWARE, INC.
                                  By: /s/ John  J. Alexander
                                  Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                      TITLE                     DATE
          ---------                      -----                     ----
/s/ John J. Alexander          Interim President, Chief        March 26, 1998
--------------------------
John J. Alexander              Executive Officer and
                               Chairman of the Board

/s/ Frederick H. Phillips      Vice President, Finance and     March 26, 1998
--------------------------
Frederick H. Phillips          Administration, Treasurer
                               and Chief Financial and
                               Accounting Officer

/s/ R. John Fletcher           Director                        March 27, 1998
--------------------------
R. John Fletcher

/s/                            Director
--------------------------
William H.D. Goddard

/s/ Roland D. Pampel           Director                        March 26, 1998
--------------------------
Roland D. Pampel

/s/ Allyn C. Woodward, Jr.     Director                        March 26, 1998
--------------------------
Allyn C. Woodward, Jr.