Form 10-Q
period 1998-03-31
CAYENNE SOFTWARE INC
filed 1998-05-15
CIK 880229

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
    FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-19682
                         ------------------------------

                             CAYENNE SOFTWARE, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

     Massachusetts                                              04-2784044
------------------------------                              ----------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                            14 CROSBY DRIVE, BEDFORD
                            ------------------------

    MASSACHUSETTS                                                     01730
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (781) 280-0505
                                 --------------
              (Registrant's telephone number, including area code)

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



                                                            SHARES OUTSTANDING
      TITLE OF CLASS                                          AT MAY 5, 1998
 ----------------------------                               ------------------
 Common Stock, $.01 par value                                  21,320,916

                             CAYENNE SOFTWARE, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
 PART I   FINANCIAL INFORMATION

          Item 1. Financial Statements

          Consolidated Balance Sheets (unaudited)
          as of March 31, 1998 and December 31, 1997                       3

          Consolidated Statements of Operations (unaudited)
          For the three  Months Ended March 31, 1998 and 1997              4

          Consolidated Statements of Cash Flows (unaudited)
          For the three Months Ended March 31, 1998 and 1997               5

          Notes to Consolidated Financial Statements                       6

          Item 2. Management's Discussion and Analysis of Financial

          Condition and Results of Operations                              8

 PART II  OTHER INFORMATION

          Item 1. Legal Proceedings                                       14

          Item 4. Submission of Matters to a Vote of Security Holders     14

          Item 6. Exhibits and Reports on Form 8-K                        14

          Signatures                                                      15

                         PART I. FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             CAYENNE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                                    MARCH 31,       DECEMBER 31,
                                                                                                      1998              1997
                                                                                                   ----------       -----------
                                                      ASSETS
Current assets:
   Cash and cash equivalents ..........................................................            $   7,808         $   9,225
   Trade accounts receivable, less allowance for sales returns and doubtful accounts of
      $490 and $583 at March 31, 1998 and December 31, 1997, respectively .............               11,045            12,200
   Prepaid expenses and other current assets ..........................................                1,907             1,667
                                                                                                   ---------         ---------
         Total current assets .........................................................               20,760            23,092
Property and equipment, less accumulated depreciation and amortization ................                3,076             2,918
Other assets ..........................................................................                  301               314
                                                                                                   ---------         ---------
Total assets ..........................................................................            $  24,137         $  26,324
                                                                                                   =========         =========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short term debt ....................................................................            $   2,359         $   2,359
   Accounts payable ...................................................................                1,851             2,456
   Accrued expenses ...................................................................                1,651             1,617
   Accrued compensation and benefits ..................................................                2,795             3,233
   Accrued restructuring and other costs ..............................................                  681             1,152
   Income and other taxes payable .....................................................                  628             1,121
   Obligations under capital lease ....................................................                  332               327
   Deferred revenue ...................................................................                7,676             7,914
                                                                                                   ---------         ---------
         Total current liabilities ....................................................               17,973            20,179
Obligations under capital lease .......................................................                  183               124
Commitments and contingencies (Note 4)

Stockholders' equity:
   Series C Convertible Preferred Stock, $1.00 par value; (liquidation preference $20.00 per share) 150 shares authorized; 0 and 100
       outstanding at March 31, 1998 and December 31, 1997, respectively ..............                  --                100
   Series D Convertible Preferred Stock, $1.00 par value; (liquidation preference
       $20.00 per share) 300 shares authorized; 170 and 210
       outstanding at March 31, 1998 and December 31, 1997, respectively ..............                  170               210
   Common stock, $.01 par value; 52,400 shares authorized; 21,300 and 19,179 shares
     issued and outstanding at March 31, 1998 and December 31, 1997, respectively .....                  213               192
   Additional paid-in capital .........................................................              113,290           113,089
   Accumulated deficit ................................................................             (107,163)         (107,125)
   Accumulated other comprehensive loss ...............................................                 (529)             (445)
                                                                                                   ---------         ---------
         Total stockholders' equity ...................................................                5,981             6,021
                                                                                                   ---------         ---------
Total liabilities and stockholders' equity ............................................            $  24,137         $  26,324
                                                                                                   =========         =========

     The accompanying notes are an integral part of the consolidated financial statements.

                             CAYENNE SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          ----------------------
                                                                          1998              1997
                                                                          ----              ----
Revenues:
   Software license ...........................................        $  4,915         $  5,071
   Consulting and education services ..........................           2,023            2,503
   Maintenance ................................................           4,021            5,823
                                                                       --------         --------
         Total revenues .......................................          10,959           13,397

Costs and expenses:
   Cost of revenues
      Cost of software licenses ...............................             368              578
      Cost of consulting and education services and maintenance           1,987            2,119
   Sales and marketing ........................................           5,256            6,322
   Research and development ...................................           1,832            2,817
   General and administrative .................................           1,403            1,461
   Non-recurring costs ........................................                             (375)
                                                                       --------         --------
Total costs and expenses ......................................          10,846           12,922

Income from operations ........................................             113              475
Interest income (expense), net ................................             (26)            (262)
                                                                       --------         --------
Income before provision for income taxes ......................              87              213
Provision for income taxes ....................................              63              113
                                                                       --------         --------
Net income ....................................................              24              100
Dividends on preferred stock ..................................              62               38
                                                                       --------         --------
      Income (loss) applicable to common shareholders .........             (38)             62
                                                                       --------         --------
Other comprehensive loss:
   Foreign currency translation adjustment.....................             (84)            (111)
                                                                       --------         --------
      Comprehensive loss.......................................        $   (122)        $    (49)
                                                                       ========         ========

Basic  earnings per share .....................................        $   0.00         $   0.00
                                                                       ========         ========
Weighted average number of common shares outstanding - basic ..          20,075           17,714

Diluted earnings per share ....................................        $   0.00         $   0.00
                                                                       ========         ========
Weighted average number of common shares outstanding - dilutive          20,075           18,805

     The accompanying notes are an integral part of the consolidated financial statements.

                             CAYENNE SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                          ------------------
                                                                                          1998            1997
                                                                                          ----            ----
Cash flows from operating activities:
     Net income ................................................................        $    24         $   100

   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization .............................................            340             470

     Changes in operating assets and liabilities:
        Trade accounts receivable ..............................................          1,155             450
        Prepaid expenses and other current assets ..............................           (240)             59
        Accrued expenses .......................................................            (28)           (386)
        Accrued restructuring and other costs ..................................           (471)           (805)
        Accounts payable .......................................................           (605)           (259)
        Accrued compensation and benefits ......................................           (438)             21
        Income and other taxes payable .........................................           (493)           (378)
        Deferred revenue .......................................................           (238)            456
                                                                                        -------         -------

Net cash used in operating activities ..........................................           (984)           (272)

Cash flows from investing activities:
     Purchases of property and equipment, net ..................................           (351)           (415)
                                                                                        -------         -------
Net cash used in investing activities ..........................................           (351)           (415)

Cash flows from financing activities:
     Proceeds from issuance of preferred stock and warrants, net................                          2,965
     Proceeds from issuance of common stock, net ...............................             81             118
     Payments under capital lease obligations ..................................            (80)           (214)
                                                                                        -------         -------
Net cash provided by financing activities ......................................              1           2,869

Effect of foreign exchange rates on cash and cash equivalents ..................            (73)             73
                                                                                        -------         -------

Net increase (decrease) in cash and cash equivalents ...........................         (1,417)          2,255

Cash and cash equivalents at beginning of period ...............................          9,225           4,150
                                                                                        -------         -------

Cash and cash equivalents at end of period .....................................        $ 7,808         $ 6,405
                                                                                        =======         =======


     The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the period ended December 31, 1997.

2.   INCOME (LOSS) PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued (SFAS No.
128), "Earnings Per Share" which required adoption during the year ending December 31, 1997. Earnings per share are stated for all periods presented in accordance with the new guideline. Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Dilutive common equivalent shares consist of Convertible Preferred Stock, warrants and stock options (calculated using the treasury stock method). For the quarter ended March 31, 1998, common equivalent shares are excluded from the diluted calculation as they are antidilutive. For the quarter ended March 31, 1997, common equivalent shares of 1,091,000 are included in diluted earnings per share. Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted earnings per share because they would have been antidilutive were 6,571,000 for the quarter ended March 31, 1998.

3.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In October 1997, Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company adopted the guidelines of SOP 97-2 as of January 1, 1998 and its adoption did not have a material impact on the Company's financial results.

     In March 1998,Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, and will result in the capitalization of certain qualifying costs incurred in the development of software for internal use. This adoption of SOP 98-1 is not expected to impact the Company's financial statements.

4.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

     Cayenne has received from Esprit Systems Consulting, Inc. a Notice of Intent to Arbitrate claiming that Cayenne is liable to Esprit for approximately $1.6 million under an extension to a contract for software training services to be rendered to Cadre Technologies Inc. Esprit subsequently withdrew its Notice of Intent to Arbitrate, but has stated that it intends to proceed with either arbitration or litigation. Cayenne believes that the claim is without merit because, among other things, the contract in question terminated without extension. However, there can be no assurance as to the claim's future course or likely result.

5. FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Factors That May Affect Future Results."

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

     For the quarter ended March 31, 1998, the Company recorded a profit of $24,000 compared to $100,000 for the same period of a year ago. Revenues and expenses both declined quarter over quarter as the Company's efforts to align expenses with revenues continues. During the three months ended March 31, 1998, the Company's revenue decreased $2.4 million to $11.0 million from $13.4 million in revenues during the comparable period of a year ago. Most of the decline was attributable to decreases in consulting and education revenue as well as maintenance revenue. License revenue recorded a small decline of $0.2 million as sales of newer products nearly offset the decline in the UNIX and mainframe
(OS2) products. The continued efforts to reduce costs and operating expenses resulted in total operating expenses of $10.8 million, a decrease of $2.5 million or 18% (excluding restructuring credits) from the three-month period of a year ago. The Company has relied primarily on attrition to reduce full time staffing levels, as full time employees were down 8% or 29 people from a comparable period of a year ago.

     The Company faces many challenges in providing customers with a more open and flexible set of solutions. The Company has addressed some of these challenges over the past several years by introducing additional products targeted at the client/server and object-oriented markets both through internal development and by means of acquisitions. The Company plans to continue to enhance its product offerings through development efforts, strategic alliances and acquisitions to improve its competitive position. In addition, the Company is actively engaged in building alternate channels such as value-added resellers ("VARs") and systems integrators worldwide to promote distribution through alternate channels which can leverage its expanded product offerings. The actions necessary to execute this transition have had an adverse effect on the Company's operating results through 1997 and may continue to adversely affect operating results in the future.


REVENUES

     The Company's revenues are currently derived from three sources: (i) fees for the license of the Company's proprietary software products, (ii) fees from sales of consulting and education services, and (iii) maintenance fees for maintaining, supporting and providing periodic upgrades of the Company's software products.

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth the amount of revenue derived by the Company, by geographic segment and source, for each period indicated ($000s):

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                             ---------
                                                          1998       1997
                                                          ----       ----
          SOFTWARE LICENSE
               United States..........................  $ 2,034  $ 2,820
               Italy..................................    1,557      707
               United Kingdom.........................      345      233
               Rest of World..........................      979    1,311
                                                        -------  -------
                                                          4,915    5,071
          CONSULTING AND EDUCATION
               United States..........................      514      706
               Italy..................................    1,262    1,399
               United Kingdom.........................      120      172
               Rest of World..........................      127      226
                                                        -------  -------
                                                          2,023    2,503
          MAINTENANCE
               United States..........................    2,410    3,086
               Italy..................................      273      675
               United Kingdom.........................      656      897
               Rest of World..........................      682    1,165
                                                        -------  -------
                                                          4,021    5,823
                                                        -------  -------
                    TOTAL.............................  $10,959  $13,397
                                                        -------  -------

     SOFTWARE LICENSES. Software license revenue for the three months ended March 31, 1998 was $4.9 million compared to $5.1 million for the comparable period of 1997. The $0.2 million or 3% decrease in license revenues for the quarter resulted primarily from migration by the Company's customers from mature, structured UNIX tools to new, Windows-based and object oriented tools, with sales of the newer products not completely offsetting the decline in the mature products. Additionally, contraction of federal defense programs has led to industry consolidation, contributing to a reduction in the Company's technical embedded customer base and specifically reduced revenues from the Company's Teamwork product line.

     Windows-based and object oriented products accounted for 85% of new license revenue for the three months ended March 31, 1998 compared to 70% for the comparable period of the prior year. License revenue in the United States dropped 28% from the prior year partly due to several large orders received in the quarter ended March 31, 1997, but this drop was nearly offset by a 28% increase in international license revenue driven by a large order from one customer in Italy.

     CONSULTING AND EDUCATION SERVICES. Consulting and education revenue for the three months ended March 31, 1998 were $2.0 million compared to $2.5 million for the comparable period of the prior year. The $0.5 million drop was attributable to: 1) lower software license revenue in the United States where consulting and education revenue tends to follow trends in license revenue, 2) the Company's new products which are based on Windows NT/95 platforms and are easier to use and therefore require less training, and 3) the sale of many of the Company's software licenses into existing sites where companies use in-house training.

     MAINTENANCE. Maintenance revenue for annual maintenance contracts is deferred and recognized ratably over the term of the agreement. Maintenance revenue for the three months ended March 31, 1998 was $4.0 million compared to $5.8 million for 1997 for a $1.8 million, or 31%, drop. Maintenance revenue decreased $0.7 million in the United States and $1.1 million internationally as industry consolidation in the technical embedded market reduced the customer base for structured maintenance and there were fewer customers renewing their maintenance contracts on mainframe/OS2 platforms as these customers migrate to lower priced Windows-based platforms and object oriented tools.

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

COSTS AND EXPENSES

     The following table sets forth the amount of expense by category for the periods indicated ($000s):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
           COST OF REVENUES                               1998        1997
                                                         -------    -------
              Cost of software licenses................  $   368    $   578
              Cost of consulting, education and
               maintenance.............................    1,987      2,119
                                                         -------    -------
                  Total cost of revenues...............    2,355      2,697
           Sales and marketing.........................    5,256      6,322
           Research and development....................    1,832      2,817
           General and administrative..................    1,403      1,461
           Restructuring and other costs...............                (375)
                                                         -------    -------
                Total costs and expenses...............  $10,846    $12,922
                                                         -------    -------

     COST OF REVENUE. The Company's cost of software licenses includes product packaging, documentation, media and royalties to third parties. In 1998, there was no cost associated with the amortization of capitalized software development as the Company reviewed its product strategy in 1997 and determined that purchased software costs no longer had a net realizable value. Costs of consulting and education services and maintenance includes personnel, travel and occupancy costs connected with providing such services.

     Cost of software licenses were $0.4 million or 3% of revenue for the three months ended March 31,1998 compared with $0.6 million or 4% of revenue in the comparable period of 1997. The decrease in 1998 expenses reflects reduced sales of third party products for which the Company pays a royalty to resell as well as reduced manufacturing costs consistent with reduced revenues.

     Cost of consulting, education and maintenance was $2.0 million or 18% of revenue in the three months ended March 31, 1998 compared with $2.1 million or 16% of revenue in the comparable periods of 1997. The decrease in 1998 expenses is primarily attributable to reduced staffing levels as a result of the Company's efforts to better align staffing with demand and as a result of attrition.

     SALES AND MARKETING. Sales and marketing expenses were $5.3 million or 48% of revenue in the three months ended March 31, 1998 compared with $6.3 million or 47% of revenue in the comparable period of 1997. The decrease in 1998 expenses generally reflects reduced staffing in North America and international subsidiary operations as a result of attrition. In addition, a reduction in promotional programs spending also contributed to the overall decline in expenses for the quarter.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $1.8 million or 17% of revenue in the three months ended March 31, 1998 compared with $2.8 million or 21% of revenue in the comparable period of 1997. The decrease in 1998 expenses primarily reflects reduced staffing as a result of attrition. In addition, the Company curtailed some of its research and development effort from a third party developer during the first quarter of 1998. Other discretionary cost containment measures were in place during the current quarter to further reduce expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.4 million or 13% of revenue in the three months ended March 31, 1998 compared with $1.5 million or 11% of revenue in the comparable periods of 1997. The decrease in 1998 expenses primarily reflects lower levels of staffing and the elimination of positions. Administrative headcount is down 27% from the comparable quarter of a year ago. The Company incurred recruiting expenses in the on-going search for a new president and chief executive officer during the first quarter of 1998.

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

     ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EFFECT OF INTERNATIONAL OPERATIONS ON INCOME (LOSS) FROM OPERATIONS

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
         INCOME (LOSS) FROM OPERATIONS:              1998       1997
                                                   -------     -------
         United States.........................    $   817     $ 2,748
         Italy.................................        974          67
         United Kingdom........................       (298)       (615)
         Rest of World.........................     (1,380)     (1,725)
                                                   -------     -------
                                                   $   113     $   475



     In addition to factors listed above, the operations of the Company's international subsidiaries significantly affected results of operations in the three months ended March 31, 1998.

     The income from operations in the United States declined to $0.8 million for the three months ended March 31, 1998 from $2.7 million for the corresponding period in the prior year. The decline was primarily a result of revenue decline in the United States.

     The Company's Italian subsidiary reported income from operations of $1.0 million for the three months ended March 31, 1998 compared to $0.1 million for the three months ended March 31, 1997. The increase was attributable to a large order from a single customer in Italy during the quarter, along with expense reductions taken since March 31, 1997.

     The loss from operations in the Company's United Kingdom subsidiary decreased to $(0.3) million for the three months ended March 31, 1998 from $(0.6) million the corresponding period in the prior year. The decrease was principally due to reduction in expenses and a slight decline in revenue for the current quarter over the corresponding period of a year ago.

     Rest of World loss from operations declined $(0.3) million quarter over quarter and was attributable to both a decline in revenue and expenses with expenses decreasing at a greater rate.

     INTEREST INCOME (EXPENSE), NET. Interest expense, net decreased by $0.2 million for the quarter ending March 31, 1998 versus the same quarter of a year ago. Most of change was attributable to a reduction in foreign exchange currency losses incurred during the first quarter of 1997. The effects of foreign exchange rate changes for the quarter ended March 31, 1998 was immaterial.

     PROVISION FOR INCOME TAXES. Due to the Company's recent history of operating losses and the existence of significant net operating loss carryforwards, the tax provisions for the three months ended March 31, 1998 and 1997 are primarily composed of foreign income and withholding taxes.


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

     In October 1997, Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company adopted the guidelines of SOP 97-2 as of January 1, 1998 and its adoption did not have a material impact on the Company's financial results.

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     In March 1998,Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, and will result in the capitalization of certain qualifying costs incurred in the development of software for internal use. This adoption of SOP 98-1 is not expected to impact the Company's financial statements.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents aggregating $7.8 million and a secured bank line of credit in the amount of $5.0 million discussed below. Cash and cash equivalents decreased by $1.4 million compared to December 31, 1997. For the three months ended March 31, 1998, cash flows were principally affected by the decrease in short term liabilities. The decrease in short term liabilities is attributable to payments made for normal trade payables, accrued compensation and benefits, and taxes. In addition, accrued restructuring and other costs decreased by $.5 million as payments were made during the quarter. Trade accounts receivable decreased by $1.2 million as collection efforts were strong and the first quarter's billings were below that of the fourth quarter's.

     The Company has no material commitments for capital expenditures.

     On November 3, 1997, the Company amended and restated its revolving credit agreement with a bank to borrow up to $5.0 million, to extend its term through October 5, 1998, and to amend certain of the financial and operating covenants and other provisions thereunder. The loan is contingent upon meeting certain financial and operating covenants at the time of any borrowing and over the life of the loan. The loan is secured by all of the assets of the Company and any borrowing amounts are tied to a percentage of qualified accounts receivable outstanding at the time of any borrowing. The financial covenants, which were amended, include a minimum net worth covenant of $5.5 million and liquidity (generally defined as cash and cash equivalents plus eligible domestic accounts receivable and eligible international accounts receivable less any indebtedness to the bank) at the end of each quarter. At March 31, 1998, the borrowing base under the revolving credit agreement was approximately $2.4 million. The Company had approximately $2.4 million outstanding against the line of credit at March 31, 1998. The Company was in compliance with the covenants as of March 31, 1998.

     The Company currently estimates that cash expenditures for restructuring actions for the remainder of 1998 will be approximately $0.2 million. The Company believes that it has adequately provided for all restructuring actions taken to date.

     The Company anticipates that existing cash balances combined with funds generated from operations, will provide sufficient cash resources to finance its current operations and projected capital expenditures through 1998. However, the Company's cash requirements will depend upon the results of operations, which cannot be foreseen. There can be no assurance that the Company will be able to meet its loan covenants, achieve its operating plan or sustain profitability, and failure to do so may have a material adverse impact on the Company's business and operations.


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

COMPETITION
The Company operates in a highly competitive environment and in a highly competitive industry, which includes intense competition for skilled employees. Because of the complexity of the Company's products, the Company relies heavily on experienced and skilled employees both in the technical area and the sales area. The loss of any experienced and skilled employee could impact the Company's actual operating results or future results of operations.

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

SIGNIFICANT CUSTOMER RISK
Cayenne has several large customers. The loss of any of these customers, through industry consolidation or otherwise, will materially affect operating results.

REVENUE RISK
The Company's strategy to stem revenue decline is based on the transition from the Company's OS/2 platform and Structured Unix tools to new Windows-based and object oriented products. There can be no assurance that these new products will be accepted by customers and will generate revenues sufficient to offset continued decline in revenues from the OS/2 and Unix products .

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

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION

                     PART II. OTHER INFORMATION (CONTINUED)


ITEM 1. LEGAL PROCEEDINGS
Cayenne has received from Esprit Systems Consulting, Inc. a Notice of Intent to Arbitrate claiming that Cayenne is liable to Esprit for approximately $1.6 million under an extension to a contract for software training services to be rendered to Cadre Technologies Inc. Esprit subsequently withdrew its Notice of Intent to Arbitrate, but has stated that it intends to proceed with either arbitration or litigation. Cayenne believes that the claim is without merit because, among other things, the contract in question terminated without extension. However, there can be no assurance as to the claim's future course or likely result.

     The Company is not aware of any other material litigation or claim pending or threatened against the Company or any of its subsidiaries.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits
    Ex-27 Financial Data Schedules

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CAYENNE SOFTWARE, INC.

DATED: May 15, 1998        BY: /s/ Frederick H. Phillips
                               -------------------------
                               Frederick H. Phillips
                               Vice President, Finance and
                               Administration, Treasurer
                               and Chief Financial Officer (Principal Financial and Accounting Officer)