Form 10-Q
period 1998-06-30
CAYENNE SOFTWARE INC
filed 1998-08-14
CIK 880229

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-19682

                             CAYENNE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

            Massachusetts                             04-2784044
       State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                            14 CROSBY DRIVE, BEDFORD

                               MASSACHUSETTS 01730
               (Address of principal executive offices) (Zip Code)

                                 (781) 280-0505
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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


                                                       SHARES OUTSTANDING
                TITLE OF CLASS                         AT AUGUST 11, 1998
                --------------                         ------------------
           Common Stock, $.01 par value                   21,333,398

                             CAYENNE SOFTWARE, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
   PART I     FINANCIAL INFORMATION

              Item 1. Financial Statements

              Consolidated Balance Sheets (unaudited)
              as of June 30, 1998 and December 31, 1997                      3

              Consolidated Statements of Operations (unaudited)
              For the three and six months ended June 30 1998 and 1997       4

              Consolidated Statements of Cash Flows (unaudited)
              For the six months ended June 30, 1998 and 1997                5

              Notes to Consolidated Financial Statements                     6

              Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            8

   PART II    OTHER INFORMATION

              Item 1. Legal Proceedings                                     16

              Item 4. Submission of Matters to a Vote of Security           16
              Holders

              Item 6. Exhibits and Reports on Form 8-K                      16

              Signatures                                                    17

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             CAYENNE SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                               JUNE 30,    DECEMBER 31,
                                                                                1998          1997
                                                                               --------    -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents .............................................    $   5,346     $   9,225
   Trade accounts receivable, less allowance for sales returns and doubtful accounts of $469 and $583 at June 30, 1998 and
     December 31, 1997, respectively .....................................       11,468        12,200
   Prepaid expenses and other current assets .............................        2,230         1,667
                                                                              ---------     ---------
         Total current assets ............................................       19,044        23,092
Property and equipment, less accumulated depreciation and amortization ...        2,763         2,918
Other assets .............................................................          301           314
                                                                              ---------     ---------
Total assets .............................................................    $  22,108     $  26,324
                                                                              =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short term debt .......................................................    $   3,200     $   2,359
   Accounts payable ......................................................        1,487         2,456
   Accrued expenses ......................................................        1,819         1,617
   Accrued compensation and benefits .....................................        3,002         3,233
   Accrued restructuring and other costs .................................          413         1,152
   Income and other taxes payable ........................................          577         1,121
   Obligations under capital lease .......................................          284           327
   Deferred revenue ......................................................        7,158         7,914
                                                                              ---------     ---------
         Total current liabilities .......................................       17,940        20,179
Obligations under capital lease ..........................................          147           124
Commitments and contingencies (Note 4)

Stockholders' equity:
   Series C Convertible Preferred Stock, $1.00 par value; (liquidation preference $20.00 per share) 150 shares authorized; 0 and 100 outstanding shares at June 30, 1998 and December 31, 1997,
     respectively ........................................................           --           100
   Series D Convertible Preferred Stock, $1.00 par value;
     (liquidation preference $20.00 per share) 300 shares authorized;
     170 and 210 outstanding shares at June 30, 1998 and December 31,
     1997, respectively ..................................................          170           210
   Common stock, $.01 par value; 52,400 shares authorized;
     21,318 and 19,179 shares issued and outstanding shares at June 30,
     1998 and December 31, 1997, respectively ............................          213           192
   Additional paid-in capital ............................................      113,316       113,089
   Accumulated deficit ...................................................     (109,190)     (107,125)
   Accumulated other comprehensive loss ..................................         (488)         (445)
                                                                              ---------     ---------
         Total stockholders' equity ......................................        4,021         6,021
                                                                              ---------     ---------
Total liabilities and stockholders' equity ...............................    $  22,108     $  26,324
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

                             CAYENNE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          JUNE 30,                 JUNE 30,
                                                     1998        1997         1998        1997
                                                   --------    --------     --------    --------
Revenue:
   Software license .............................. $  2,662    $  3,819     $  7,577    $  8,890
   Consulting and educational services ...........    1,826       2,408        3,849       4,911
   Maintenance ...................................    4,109       5,447        8,130      11,270
                                                   --------    --------     --------    --------

         Total revenues ..........................    8,597      11,674       19,556      25,071

Cost and expenses:
    Cost of revenues
    Cost of software licenses ....................      369         563          737       1,141
    Cost of consulting, educational services,
      and maintenance ............................    2,092       2,198        4,079       4,317
    Sales and marketing ..........................    4,659       6,150        9,915      12,472
    Research and development .....................    2,082       2,782        3,914       5,599
    General and administrative ...................    1,252       1,636        2,655       3,097
    Non-recurring costs ..........................       --          --           --        (375)
                                                   --------    --------     --------    --------
         Total costs and expenses ................   10,454      13,329       21,300      26,251

Loss from operations .............................   (1,857)     (1,655)      (1,744)     (1,180)
Interest income (expense), net ...................       21         (13)          (5)       (275)
                                                   --------    --------     --------    --------
Loss before provision for income taxes ...........   (1,836)     (1,668)      (1,749)     (1,455)
Provision for income taxes .......................      146         205          209         318
                                                   --------    --------     --------    --------
Net loss .........................................   (1,982)     (1,873)      (1,958)     (1,773)
Dividends on preferred stock .....................       45          26          107          64
                                                   --------    --------     --------    --------
         Loss applicable to common shareholders .. $ (2,027)   $ (1,899)    $ (2,065)   $ (1,837)
                                                   --------    --------     --------    --------

Other comprehensive loss:
    Foreign currency translation adjustment ......       41        (172)         (43)       (283)
                                                   --------    --------     --------    --------
         Total Comprehensive loss ................ $ (1,986)   $ (2,071)    $ (2,108)   $ (2,120)
                                                   ========    ========     ========    ========

Basic earnings per share ......................... $  (0.10)   $  (0.11)    $  (0.10)   $  (0.10)
                                                   ========    ========     ========    ========
Weighted average number of common shares
outstanding-basic ................................   21,312      18,079       20,697      17,897

Diluted earnings per share ....................... $  (0.10)   $  (0.11)    $  (0.10)   $  (0.10)
                                                   ========    ========     ========    ========
Weighted average number of common shares
outstanding-dilutive .............................   21,312      18,079       20,697      17,897

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CAYENNE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                       1998        1997
                                                                      -------    -------
Cash flows from operating activities:
   Net (loss) ....................................................... $(1,958)   $(1,773)

   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization .................................     738        947
      Changes in operating assets and liabilities:
        Trade accounts receivable ...................................     732        360
        Prepaid expenses and other current assets ...................    (563)      (525)
        Accrued expenses ............................................      95       (334)
        Accrued restructuring and other costs .......................    (739)      (975)
        Accounts payable ............................................    (969)       180
        Accrued compensation and benefits ...........................    (231)      (562)
        Income and other taxes payable ..............................    (544)       207
        Deferred revenue ............................................    (756)       364
                                                                      -------    -------

Net cash used in operating activities ...............................  (4,195)    (2,111)

Cash flows from investing activities:
     Proceeds from sale of property and equipment ...................       0         43
     Purchases of property and equipment ............................    (412)      (850)
                                                                      -------    -------
Net cash used in investing activities ...............................    (412)      (807)

Cash flows from financing activities:
     Proceeds from issuance of preferred stock and warrants, net ....              2,965
     Proceeds from line of credit facility ..........................     841          0
     Proceeds from issuance of common stock, net ....................     107        274
     Payments under capital lease obligations .......................    (164)      (179)
                                                                      -------    -------
Net cash provided by financing activities ...........................     784      3,060

Effect of foreign exchange rates on cash and cash equivalents .......     (56)      (201)
                                                                      -------    -------

Net increase (decrease) in cash and cash equivalents ................  (3,879)       (59)

Cash and cash equivalents at beginning of period ....................   9,225      4,150
                                                                      -------    -------

Cash and cash equivalents at end of period .......................... $ 5,346    $ 4,091
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

    2. INCOME (LOSS) PER COMMON SHARE

    In February 1997, the Financial Accounting Standards Board issued (SFAS No.
128), "Earnings Per Share" which required adoption during the year ending December 31, 1997. Earnings per share are stated for all periods presented in accordance with the new guideline. Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Diluted income per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of Convertible Preferred Stock, warrants and stock options (calculated using the treasury stock method). For the three and six month periods ended June 30, 1998 and 1997 respectively, common equivalent shares are excluded from the diluted earnings per share calculation as they are antidilutive. Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted earnings per share because they would have been antidilutive represented 6,603,000 shares for the three and six months ended June 30, 1998.

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

    On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

    In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, and will result in the capitalization of certain qualifying costs incurred in the development of software for internal use. The adoption of SOP 98-1 is not expected to materially impact the Company's financial position or results of operations.

4. COMMITMENTS AND CONTINGENCIES

    The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

    The Company has received from Esprit Systems Consulting, Inc. a Notice of Intent to Arbitrate claiming that the Company is liable to Esprit for approximately $1.6 million under an extension to a contract for software training services to be rendered to Cadre Technologies Inc. Esprit subsequently withdrew its Notice of Intent to Arbitrate, but has stated that it intends to proceed with either arbitration or litigation. The Company believes that the claim is without merit because, among other things, the contract in question terminated without extension. However, there can be no assurance as to the claim's future course or likely result.

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

    For the three and six month periods ended June 30, 1998, the Company recorded a loss of $2.0 million compared to a loss of $1.9 million and $1.8 million for the same periods a year ago. Revenues and expenses both declined quarter over quarter as well as for both year to date periods. The Company's efforts to align expenses with revenues continues, but has generally fallen short as revenues declined faster than the reduction in expenses. During the three months ended June 30, 1998, the Company's revenue decreased $3.1 million to $8.6 million, from $11.7 million in revenues during the comparable period of a year ago. Revenues for the quarter was impacted by the deferral of purchasing decisions by a few major customers and a program delay by a major defense contractor. The Company's product license and maintenance revenue from both UNIX and mainframe (OS2) product lines continues to decline. The Company's continuing efforts to reduce costs and operating expenses resulted in total operating expenses of $10.5 million, a decrease of $2.9 million or 22% from the comparable three-month period a year ago. The Company's full time employees were reduced by 16% or 60 people, from the comparable period a year ago.

    The Company continues to have difficulty stabilizing its declining revenues. The Company is facing stronger competitive pressure brought on by industry consolidation, and many of the Company's competitors have significantly greater financial resources. Continuing operating losses, particularly the unanticipated and substantial loss experienced by the Company in the three months ended June 30, 1998, have eroded the Company's cash position and have made it more difficult for the Company to invest in technology and in the marketing of the Company's products and services (see Liquidity and Capital Resources below.) Earlier this year the Company retained the firm of Adams Harkness & Hill to assist it in evaluating strategic alternatives which include, without limitation, the sale of the Company, the sale of assets, and restructuring the Company to achieve a cash flow breakeven position and the Company is actively exploring these alternatives. There can be no assurance that any sale of assets or the restructuring of the Company to reduce expenses will achieve a cash flow breakeven position. Moreover, there can be no assurance that actions taken to reduce expenses will not have an adverse effect on the Company's ability to generate revenue or to successfully implement any of the strategic alternatives under consideration.

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

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

    The following table sets forth the amount of revenue derived by the Company, by geographic segment and source, for each period indicated ($000s):

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                        JUNE 30,                 JUNE 30
                               ---------------------       ---------------------
                                1998           1997         1998           1997
                               -------       -------       -------       -------
   SOFTWARE LICENSE
        United States .....    $ 1,185       $ 1,580       $ 3,219       $ 4,400
        Italy .............        413         1,201         1,970         1,908
        United Kingdom ....        544           286           889           519
        Rest of World .....        520           752         1,499         2,063
                               -------       -------       -------       -------
                                 2,662         3,819         7,577         8,890
   CONSULTING AND EDUCATION
        United States .....        435           665           949         1,371
        Italy .............      1,136         1,455         2,398         2,854
        United Kingdom ....        159           119           279           291
        Rest of World .....         96           169           223           395
                               -------       -------       -------       -------
                                 1,826         2,408         3,849         4,911
   MAINTENANCE
        United States .....      2,356         2,895         4,766         5,981
        Italy .............        381           661           654         1,336
        United Kingdom ....        624           818         1,280         1,715
        Rest of World .....        748         1,073         1,430         2,238
                               -------       -------       -------       -------
                                 4,109         5,447         8,130        11,270
                               -------       -------       -------       -------
             TOTAL ........    $ 8,597       $11,674       $19,556       $25,071
                               -------       -------       -------       -------


    SOFTWARE LICENSES. Software license revenue for the three and six months ended June 30, 1998 was $2.7 million and $7.6 million compared to $3.8 million and $8.9 million for the comparable period of 1997. The $1.2 million or 30% decrease in license revenues for the quarter resulted primarily from migration by the Company's customers from mature, structured UNIX tools to new, Windows-based and object oriented tools, with sales of the newer products not completely offsetting the decline in the mature products. Additionally, contraction of federal defense programs has led to industry consolidation, contributing to a reduction in the Company's technical embedded customer base and, specifically, reduced revenues from the Company's Teamwork product line.

    Windows-based and object oriented products accounted for 68% and 74% of new license revenue for the three and six months ended June 30, 1998 compared to 63% and 67% for the comparable periods of the prior year. License revenue in the United States dropped 26% and 27% in the three and six month periods, along with a 35% and 4% drop in international license revenue for the same periods.

    CONSULTING AND EDUCATION SERVICES. Consulting and education revenue for the three and six months ended June 30, 1998 were $1.8 million and $3.8 million compared to $2.4 million and $4.9 million for the comparable periods of the prior year. The decrease in consulting and education revenue during the three and six month periods was attributable to: 1) lower software license revenue in the United States where consulting and education revenue tends to follow trends in license revenue, 2) the Company's new products, which are based on Windows NT/95 platforms and are easier to use and therefore require less training, and
3) the sale of many of the Company's software licenses into existing sites where companies use in-house training.

    MAINTENANCE. Maintenance revenue for annual maintenance contracts is deferred and recognized ratably over the term of the agreement. Maintenance revenue for the three and six months ended June 30, 1998 was $4.1 million and $8.1 million compared to $5.4 million and $11.3 million for 1997 for a decrease of 25% and 28%, respectively. Maintenance revenue decreased $0.5 million in the United States and $0.8 million internationally as a result of industry consolidation in the technical embedded market reducing the customer base for structured maintenance. In addition, fewer customers renewed their maintenance contracts on mainframe/OS2 platforms as these customers migrate to lower priced Windows-based platforms and object oriented tools.

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

COSTS AND EXPENSES

    The following table sets forth the amount of expense by category for the periods indicated ($000s):

                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                            JUNE 30,               JUNE 30,
 COST OF REVENUES                        1998       1997        1998      1997
                                       -------    -------     -------   -------
    Cost of software licenses .......  $   369    $   563     $   737   $ 1,141
    Cost of consulting, education and    2,092      2,198       4,079     4,317
       maintenance ..................  -------    -------     -------   -------

        Total cost of revenues ......    2,461      2,761       4,816     5,458
 Sales and marketing ................    4,659      6,150       9,915    12,472
 Research and development ...........    2,082      2,782       3,914     5,599
 General and administrative .........    1,252      1,636       2,655     3,097
 Restructuring and other costs ......                  --                  (375)
                                       -------    -------     -------   -------
      Total costs and expenses ......  $10,454    $13,329     $21,300   $26,251
                                       =======    =======     =======   =======


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

    Cost of software licenses were $0.4 million and $0.7 million or 4% of revenue for the three and six months ended June 30,1998 compared with $0.6 million and $1.1 million or 5% of revenue in the comparable periods of 1997. The decrease in 1998 expenses reflects reduced sales of third party products for which the Company pays a royalty to resell as well as reduced manufacturing costs consistent with reduced revenues.

    Cost of consulting, education and maintenance was $2.1 million and $4.1 million or 24% and 21% of revenue in the three and six months ended June 30, 1998 compared with $2.2 million and $4.3 million or 19% and 17% of revenue in the comparable periods of 1997. The decrease in 1998 expenses is primarily attributable to reduced staffing levels as a result of the Company's efforts to better align staffing with demand and as a result of attrition.

    SALES AND MARKETING. Sales and marketing expenses were $4.7 million and $9.9 million or 54% and 51% of revenue in the three and six months ended June 30, 1998 compared with $6.1 million and $12.5 million or 53% and 50% of revenue in the comparable period of 1997. The decrease in 1998 expenses generally reflects reduced staffing in North America and international subsidiary operations as a result of attrition. In addition, a reduction in promotional programs spending also contributed to the overall decline in expenses for the quarter.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $2.1 million and $3.9 million or 24% and 20% of revenue in the three and six months ended June 30, 1998 compared with $2.8 million and $5.6 million or 24% and 22% of revenue in the comparable period of 1997. The decrease in 1998 expenses primarily reflects reduced staffing as a result of attrition. In addition, the Company curtailed some of its research and development effort from a third party developer during the first quarter of 1998. Other discretionary cost containment measures were in place during the current quarter to further reduce expenses.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.3 million and $2.7 million or 15% and 14% of revenue in the three and six months ended June 30, 1998 compared with $1.6 million and $3.1 million or 14% and 12% of revenue in the comparable periods of 1997. The decrease in 1998 expenses primarily reflects lower levels of staffing and the elimination of positions. Administrative headcount is down 27% from the comparable period of a year ago. The Company incurred recruiting expenses in the on-going search for a new president and chief executive officer during the first quarter of 1998.

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

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EFFECT OF INTERNATIONAL OPERATIONS ON LOSS FROM OPERATIONS

                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                       JUNE 30,                 JUNE 30,
LOSS FROM OPERATIONS:              1998         1997         1998         1997
                                 -------      -------      -------      -------
 United States ................  $   850      $ 1,408      $ 1,667      $ 4,156
 Italy ........................   (1,237)        (540)        (263)        (473)
 United Kingdom ...............     (182)        (547)        (480)      (1,162)
 Rest of World ................   (1,288)      (1,976)      (2,668)      (3,701)
                                 -------      -------      -------      -------
                                 $(1,857)     $(1,655)     $(1,744)     $(1,180)



    In addition to factors listed above, the operations of the Company's international subsidiaries significantly affected results of operations in the three and six months ended June 30, 1998.

    The income from operations in the United States declined to $0.8 million and $1.7 million for the three and six months ended June 30, 1998 from $1.4 million and $4.1 million for the corresponding period in the prior year. The decline was primarily a result of revenue declining in the United States.

    The Company's Italian subsidiary reported a loss from operations of $1.2 million and $0.3 million for the three and six months ended June 30, 1998 compared to $0.5 million for the same periods in 1997. The increased loss in the second quarter was attributable to a decrease in revenue during the quarter, along with expense reductions taken since March 31, 1997. The decrease in the loss in the six month period was attributable to stronger revenues in the first quarter of 1998.

    The loss from operations in the Company's United Kingdom subsidiary decreased to $0.2 million and $0.5 for the three and six months ended
June 30, 1998 from $0.5 million and $1.2 million during the corresponding period in the prior year. The decrease was principally due to reduction in expenses for the three and six month periods over the corresponding periods of a year ago.

    Rest of World loss from operations declined $0.7 million and $1.0 for the three and six month periods and was attributable to both a decline in revenue and expenses with expenses decreasing at a greater rate.

    INTEREST INCOME (EXPENSE), NET. Interest expense, net decreased by $0.2 million for the six month period ending June 30, 1998 versus the same period of a year ago. Most of the change was attributable to an increase in interest income earned and a reduction in foreign exchange currency losses incurred during the first quarter of 1997. The effects of foreign exchange rate changes for the three and six months ended June 30, 1998 was immaterial.

    PROVISION FOR INCOME TAXES. Due to the Company's recent history of operating losses and the existence of significant net operating loss carryforwards, the tax provisions for the three and six months ended June 30, 1998 and 1997 are primarily composed of foreign income and withholding taxes.


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

    On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents aggregating $5.3 million and a secured revolving credit agreement in the amount of $5.0 million discussed below. In addition, the Company's Italian subsidiary has an uncommitted secured working capital line of credit for approximately $1.0 million. Cash and cash equivalents decreased by $3.9 million compared to December 31, 1997. For the six months ended June 30, 1998, cash flows were principally affected by the net loss of $2.0 million, decreases in trade and taxes payable, deferred revenue, and accrued restructuring and other costs which in the aggregate totaled $3.0 million. Trade accounts receivable decreased by $0.7 million as billings for the first six months declined. Short term borrowings of $0.8 million in Italy offset some of the decline.

    The Company has no material commitments for capital expenditures.

    The Company currently estimates that cash expenditures for restructuring actions taken to date will be approximately $0.2 million. The Company believes that it has adequately provided for all restructuring actions taken to date. However, the Company is considering taking additional restructuring actions during the remainder of 1998.

    The Company's $5.0 million revolving bank credit agreement has a stated maturity of October 5, 1998, and is secured by all of the assets of the Company. Availability under the credit agreement is limited to a borrowing base which equals a percentage of qualified accounts receivable outstanding at the time. Financial covenants require the Company to maintain a minimum net worth of $5.5 million at the end of the quarter. At June 30, 1998, the borrowing base was approximately $2.1 million, and there was approximately $2.4 million outstanding under the revolving credit agreement. The Company has provided a $1.0 million certificate of deposit with the bank and pledged $0.3 million to make up this shortfall. In addition, the Company's net worth at June 30, 1998 was $4.0 million and consequently did not satisfy the minimum net worth covenant. The Company does not expect to be able to comply with this covenant for the remainder of the term of the credit agreement. The Company is currently in discussions with the bank regarding its failure to comply with the terms of the credit agreement. There can be no assurance that the Company will be able to negotiate a satisfactory resolution of these defaults or obtain an extension of availability beyond the stated maturity of October 5, 1998, or, failing that, to obtain replacement financing.

    Earlier this year the Company retained the firm of Adams Harkness & Hill to assist it in evaluating strategic alternatives which include, without limitation, sale of the Company, the sale of assets, and restructuring the Company to achieve a cash flow breakeven position. There can be no assurance that the sale of assets or the restructuring of the Company to reduce expenses will achieve a cash breakeven position. Moreover, there can be no assurance that actions taken to reduce expenses will not have an adverse effect on the Company's ability to generate revenue or to successfully implement any of the strategic alternatives under consideration.

    Due to the unanticipated magnitude of losses in the second quarter, the uncertainty as to whether the Company can achieve significantly better results of operations during the third quarter, and the uncertainty regarding the outcome of negotiations with the bank over continued availability of revolving credit and the extension of the credit agreement beyond October 5, 1998, the Company cannot now determine whether existing cash balances and funds generated from operations and borrowings will be sufficient to satisfy cash requirements and other cash needs through the end of 1998. Failure to establish a positive cash flow or successfully implement any of the strategic alternatives under consideration raises the possibility that the Company will not be able to continue as a going concern.

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

Failure to Achieve Cash Flow Breakeven/Strategic Alternatives

The Company's ability to achieve a cash flow breakeven position during the remainder of 1998 will be critical for achieving financial stability. Reductions in expenses or the sale of assets may not be adequate to bring the Company to a cash breakeven position. In addition, there can be no assurance that actions taken to sell assets or reduce expenses will not have an adverse effect on the Company's ability to generate revenue or to successfully implement any of the strategic alternatives under consideration.

Bank Financing

There can be no assurance that the Company will be able to successfully renegotiate its revolving credit agreement and extend the agreement's stated maturity of October 5, 1998. If payment of the loan is demanded by the bank, there can be no assurance that the Company will have available cash to make such a payment.

National Market Listing

The Nasdaq Stock Market, Inc. has several requirements for listing on the Nasdaq National Market or the Nasdaq SmallCap Market. Failure to meet listing requirements may result in the Company being moved from the National Market to the SmallCap Market or being de-listed. De-listing of the Company from the National Market and the SmallCap Market could permit the shareholders of Series D Convertible Preferred Stock to exercise a special redemption right. Under this provision, the holders of the Series D Convertible Preferred Stock may demand that the Company redeem for cash all shares then held at an aggregate purchase price equal to a prescribed formula. There can be no assurance that the Company will not be de-listed.

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

Revenue Risk

The Company's strategy to stem revenue decline is based on the transition from the Company's OS/2 platform and Structured Unix tools to new Windows-based and object oriented products. There can be no assurance that these new products will be accepted by customers and will generate revenues sufficient to offset the continued decline in revenues from the OS/2 and Unix products.

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

      ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION

                     PART II. OTHER INFORMATION (CONTINUED)


ITEM 1. LEGAL PROCEEDINGS

The Company has received from Esprit Systems Consulting, Inc. a Notice of Intent to Arbitrate claiming that the Company is liable to Esprit for approximately $1.6 million under an extension to a contract for software training services to be rendered to Cadre Technologies Inc. Esprit subsequently withdrew its Notice of Intent to Arbitrate, but has stated that it intends to proceed with either arbitration or litigation. The Company believes that the claim is without merit because, among other things, the contract in question terminated without extension. However, there can be no assurance as to the claim's future course or likely result.

    The Company is not aware of any other material litigation or claim pending or threatened against the Company or any of its subsidiaries.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 18, 1998, the Company held a special meeting in lieu of annual meeting of stockholders. The result of the proposals submitted for vote were as follows:

1.  Election of Class A Directors;

                                           Number of Shares
                                           ----------------
                                      For                  Withhold Authority
                                      ---                  ------------------
         John J. Alexander         19,543,955                    649,385
         Allyn C. Woodward         18,638,029                  1,555,311


2. Amendment of the Amended 1996 Incentive and Nonqualified Stock Option Plan to increase the number of shares of Common Stock available for issuance thereunder from 2,000,000 shares to 3,000,000.

                                            Number of Shares
                                            ----------------
         For                                 16,714,871
         Against                              3,293,518
         Abstain                                 60,971
         Broker non-votes                       123,980


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits
    Ex-27 Financial Data Schedules

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CAYENNE SOFTWARE, INC.

DATED: August 14, 1998                          BY: /S/ Frederick H. Phillips
                                                    -------------------------
                                                    Frederick H. Phillips
                                                    Vice President, Finance and
                                                    Administration, Treasurer
                                                    and Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)